Form 10-Q
period 1999-03-31
GEO SPECIALTY CHEMICALS INC
filed 1999-06-02
CIK 1072548

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1999

                        Commission File Number: 333-70011

                          GEO SPECIALTY CHEMICALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                Ohio                                         34-1708689
  (State or Other Jurisdiction of                         (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)

                          GEO Specialty Chemicals, Inc.
                       28601 Chagrin Boulevard, Suite 210
                              Cleveland, Ohio 44122
          (Address, including Zip Code, of Principal Executive Offices)

                                 (216) 464-5564
              (Registrant's Telephone Number, including Area Code)

     Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes     No X
                                              ---    ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of Class A Voting Common Stock, $1.00 par value, as of June 2, 1999:
135.835

     Shares of Class B Nonvoting Common Stock, $1.00 par value, as of June 2, 1999: none

================================================================================

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS
GEO SPECIALTY CHEMICALS, INC.

                                                                                   (IN THOUSANDS)

                                                                      MARCH 31, 1999        DECEMBER 31, 1998
                                                                      --------------        -----------------
ASSETS                                                                  (unaudited)
   Current assets:
     Cash                                                                 $  3,233             $   1,645
     Trade accounts receivable, net of allowance of $368 and $335
        at March 31, 1999 and December 31, 1998, respectively               20,680                19,612
     Other receivables                                                       1,563                   862
     Inventory                                                               8,123                 9,476
     Prepaid expenses and other current assets                                 663                   792
     Refundable income taxes                                                     0                   441
     Deferred taxes                                                            571                   418
                                                                         ---------             ---------
       Total current assets                                                 34,833                33,246

   Property and equipment, net                                              92,289                92,669

   Other assets
     Intangible assets, net                                                  5,522                 5,614
     Goodwill, net                                                          31,106                31,743
     Other accounts receivable                                                 546                   589
     Other                                                                     604                   664
                                                                         ---------             ---------
       Total other assets                                                   37,778                38,610

Total assets                                                             $ 164,900             $ 164,525
                                                                         =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
     Current portion of long-term debt                                   $     760             $     760
     Accounts payable                                                       10,663                 7,564
     Other accounts payable                                                    448                   448
     Accrued expenses and other current liabilities                          4,805                 7,664
                                                                         ---------             ---------
       Total current liabilities                                            16,676                16,436

   Long-term liabilities
     Revolving line of credit                                                    0                     0
     Long-term debt                                                        120,000               120,000
     Other long-term liabilities                                             4,128                 4,196
     Other accounts payable                                                    561                   580
     Deferred taxes                                                          1,684                 1,471
                                                                         ---------             ---------
       Total long-term liabilities                                         126,373               126,247

Total liabilities                                                        $ 143,049             $ 142,683

   Shareholders' equity
     Class A Voting Common Stock, $1.00 par value,
     1,035 shares authorized, 136 shares issued and outstanding at March 31, 1999 and December 31, 1998

     Class B Nonvoting Common Stock, $1.00 par value,
     205 authorized, 0 outstanding at March 31, 1999
     and December 31, 1998

     Additional paid-in capital                                          $  20,901             $  20,901
     Retained earnings                                                         950                   941
                                                                         ---------             ---------

Total shareholders' equity                                                  21,851                21,842

Total liabilities and shareholders' equity                               $ 164,900             $ 164,525
                                                                         =========             =========

                See accompanying notes to financial statements.

STATEMENT OF OPERATIONS (UNAUDITED)
GEO SPECIALTY CHEMICALS, INC.

                                                                                 (IN THOUSANDS)

                                                                   JANUARY 1 THROUGH         JANUARY 1 THROUGH
                                                                    MARCH 31, 1999            MARCH 31, 1998
                                                                  ------------------        ----------------

Net sales                                                              $ 34,194                 $ 30,205
Cost of sales                                                            26,628                   24,937
                                                                       --------                 --------
Gross profit                                                              7,566                    5,268

Selling, general and administrative expenses                              4,406                    2,866
                                                                       --------                 --------

Income from operations                                                    3,160                    2,402

Other income (expense)
   Net interest expense                                                  (3,086)                  (1,394)
   Other                                                                     (5)                     (20)

Income before taxes                                                          69                      988

Provision for taxes                                                          60                      316
                                                                       --------                 --------
Net income                                                             $      9                 $    672
                                                                       ========                 ========

                See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS (UNAUDITED)
GEO SPECIALTY CHEMICALS, INC.

                                                                                     (IN THOUSANDS)

                                                                          JANUARY 1 THROUGH    JANUARY 1 THROUGH
                                                                             MARCH 31, 1999       MARCH 31, 1998
                                                                          -----------------    -----------------
Cash flows from operating activities
   Net income                                                                  $     9               $    672
   Adjustments to reconcile net income to net cash from
   operating activities
     Depreciation, depletion and amortization                                    2,621                  1,562
     Deferred income tax expenses                                                   60                      0

   Change in assets and liabilities
     Trade accounts receivable                                                  (1,068)                (2,756)
     Other accounts receivable                                                    (260)                   (34)
     Inventories                                                                 1,353                   (253)
     Prepaid expenses and other assets                                             169                   (138)
     Accounts payable                                                              210                 (1,713)
     Other liabilities                                                             (56)                     0
                                                                               -------               --------

Net cash from operating activities                                               3,038                 (2,660)

Cash flows from investing activities
   Purchases of property, plant and equipment                                   (1,386)                (1,249)

Cash flows from financing activities
   Revolving lines of credit borrowings (payments), net                              0                  4,000
   Proceeds from bank borrowing                                                      0                   (775)
   Payments on deferred financing costs                                            (64)                     0
                                                                               -------               --------

Net cash from financing activities                                                 (64)                 3,225

Net change in cash                                                               1,588                   (684)
   Cash at beginning of period                                                   1,645                    696
                                                                               -------               --------
   Cash at end of period                                                       $ 3,233               $     12
                                                                               =======               ========

Supplemental disclosure of cash flow information
   Cash paid for
     Interest                                                                  $ 6,109               $  1,427
     Taxes                                                                           0                    140

                See accompanying notes to financial statements.

                        GEO SPECIALTY CHEMICALS, INC.

                        NOTES TO FINANCIAL STATEMENTS
                       (IN THOUSANDS EXCEPT SHARE DATA)


NOTE 1 -- NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

        Nature of Business: GEO Specialty Chemicals, Inc. was incorporated in the state of Ohio for the purpose of owning and operating specialty chemical businesses. GEO produces a variety of specialty chemical products for use in various major chemical markets. GEO produces more than 300 products which are used primarily in the construction, paper, water treatment and oil field industries. GEO sells these products to customers located throughout the United States and in some European markets.

        GEO operates in an environment with many financial and operating risks, including, but not limited to, intense competition, fluctuations in cost and supply of raw materials, technological changes, and environmental matters.

        INTERIM RESULTS (UNAUDITED): The accompanying balance sheet at March 31, 1999 and the statements of operations for the three month period ended March 31, 1999 and 1998 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the financial statements for those interim periods are also unaudited. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with GEO's financial statements for the year ended December 31, 1998, and the notes thereto, which are included in GEO's Registration Statement on Form S-1 filed with, and declared effective by, the Securities and Exchange Commission on May 14, 1999.

NOTE 2 -- ACQUISITIONS

        On July 31, 1998, pursuant to an acquisition agreement dated June 29, 1998, GEO purchased substantially all of the assets of the TRIMET Technical Products Division of Mallinckrodt Inc. from Mallinckrodt Inc. and its affiliates. The TRIMET business produces specialty chemicals used primarily in the coatings industry by customers located in the United States and Europe. The contractual purchase price was $60,000, adjusted by $1,106 to reflect TRIMET's actual working capital amount at closing. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of TRIMET have been included in GEO's financial statements from the date of acquisition. The purchase price has been allocated to the assets acquired based upon fair values using independent appraisals.

NOTE 3 -- INVENTORIES

        Inventories consist of the following components:


                                                      March 31,           December 31,
                                                         1999                 1998
                                                     ------------          -----------

Raw materials.....................................   $   3,214             $   3,065
Work in progress..................................         199                   341
Finished goods....................................       4,710                 6,070
                                                      ---------            ----------
                                                      $  8,123              $  9,476
                                                      =========            ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     On July 31, 1998, GEO acquired the TRIMET Technical Products Division of Mallinckrodt Inc. for approximately $61.1 million. To fund this acquisition as well as to refinance GEO's existing indebtedness, GEO issued $120.0 million of 10 1/8% Senior Subordinated Notes and issued additional Common Stock for $6.0 million. As a result of this refinancing, GEO did not have any senior secured indebtedness as of March 31, 1999. The impact of the refinancing on GEO's balance sheet as of March 31, 1999 compared to GEO's balance sheet as of March 31, 1998 was increases in Senior Subordinated Notes of $120.0 million and shareholders' equity of $6.0 million, a decrease in senior term loans of $57.2 million, of which $2.8 million was due within twelve months, and a decrease in the balance of the senior revolving credit facility of $7.6 million. As of March 31, 1999, GEO had $25.0 million available under its new senior revolving credit facility.

RESULTS OF OPERATIONS

     The following table sets forth certain operations data of GEO for the first quarter of 1998 and the first quarter of 1999 expressed in millions of dollars and as a percentage of net sales for the respective period.

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                          1998                          1999
                                                 ----------------------         ---------------------
                                                    $              %               $              %
                                                 ------          -----          ------         ------
     Net sales                                   $ 30.2          100.0%         $ 34.2         100.0%
     Gross profit                                   5.3           17.5             7.6          22.1
     Operating income                               2.4            7.9             3.2           9.2
     Net income                                     0.7            2.2             0.0           0.0
     EBITDA                                         4.0           13.2             5.8          17.0
     Net interest expense                           1.4            4.6             3.1           9.0
     Capital expenditures                           1.2            4.0             1.4           4.1

FIRST QUARTER 1999 COMPARED TO FIRST QUARTER 1998

     Net Sales. Net sales for the first quarter of 1999 were $34.2 million, representing a $4.0 million or 13.3% increase compared to net sales of $30.2 million during the first quarter of 1998. The increase in net sales was attributable to the impact of the TRIMET acquisition which occurred on July 31, 1998. Net sales of TRIMET, which produces additives used in the coatings and resins industries, were $7.7 million in the first quarter of 1999. Excluding the impact of this acquisition, GEO's net sales declined by $3.7 million or 12.4% compared to the same period of 1998. Sales of additives and clay products to the oil and gas industry declined by $1.8 million and sales to the paper industry declined by $1.4 million. The remainder of the decrease in net sales was attributable primarily to a decline in shipments of aluminum compounds to the water treatment industry.

     Gross Profit. Gross profit for the first quarter of 1999 was $7.6 million, or 22.1% of net sales, representing a $1.6 million or 43.6% increase compared to a gross profit of $5.3 million, or 17.5% of net sales, during the first quarter of 1998. The increase in gross profit was primarily attributable to the TRIMET acquisition. The increase in gross margin as a percent of net sales reflects the effect of (a) lower raw material costs experienced by all of GEO's product groups, (b) improved product mix due to the TRIMET acquisition, and (c) lower plant operating expenses.

     Operating Income. Operating income for the first quarter of 1999 was $3.2 million, or 9.2% of net sales, representing a $0.8 million or 31.6% increase compared to operating income of $2.4 million, or 7.9% of net sales, during the first quarter of 1998. The increase in operating income was primarily attributable to the TRIMET acquisition. Operating income was negatively impacted by (a) $0.6 million due to amortization of goodwill and intangible assets associated with the TRIMET acquisition and (b) a $0.3 million or 12.9% increase in selling, general and administrative expenses excluding the impact of the TRIMET acquisition.

     Net Income. Net income for the first quarter of 1999 was zero, representing a $0.7 million decline compared to net income of $0.7 million, or 2.2% of net sales, during the first quarter of 1998. The decrease in net income was due primarily to a $1.7 million increase in net interest expense reflecting the refinancing of GEO's senior debt in connection with the TRIMET acquisition (i.e., additional net debt of $52.2 million and higher overall interest rate). Partially offsetting the higher interest charges was (a) a $0.2 million reduction in income taxes compared to the same period in 1998 and (b) the $0.8 million increase in operating income. The income tax provision in the statement of operations is higher than the expected rate due to nondeductible expenditures which are treated as permanent differences for tax purposes.

     EBITDA. EBITDA for the first quarter of 1999 was $5.8 million, or 16.9% of net sales, representing a $1.8 million or 44.6% increase compared to an EBITDA of $4.0 million, or 13.2% of net sales, during the first quarter of 1998. The increase in EBITDA was attributable to the TRIMET acquisition, which generated $2.8 million in EBITDA during the first quarter of 1999. This increase was partially offset by reduced sales of additives and clay products to the oil and gas industry and reduced sales to the paper industry, as noted above.

     Net Interest Expense. Net interest expense for the first quarter of 1999 was $3.1 million, or 9.0% of net sales, representing a $1.7 million increase compared to a net interest expense of $1.4 million, or 4.6% of net sales, for the first quarter of 1998. The increase in net interest expense was due to the additional debt incurred to fund the TRIMET acquisition and the higher borrowing costs associated with GEO's 10 1/8% Senior Subordinated Notes.

LIQUIDITY AND CAPITAL RESOURCES

     GEO's primary cash needs are working capital, capital expenditures and debt service. GEO has financed these needs from internally generated cash flow, in addition to periodic draws on its existing senior revolving credit facility. As of March 31, 1999, GEO had no material commitments for capital expenditures.

     Capital expenditures for the first quarter of 1999 were $1.4 million, an increase of $0.2 million compared to capital expenditures of $1.2 million during the first quarter of 1998. The increase in capital expenditures was primarily attributable to the TRIMET acquisition.

     Net cash provided from operations for the first quarter of 1998 was ($2.7 million) and for the first quarter of 1999 was $3.0 million. The $5.7 million improvement in net cash provided from operations was generated primarily by lower inventories ($1.6 million), increased non-cash costs ($1.1 million) and higher payables ($1.9 million). The latter two items reflect the impact of the TRIMET acquisition.

     In connection with the TRIMET acquisition, GEO refinanced its senior debt by issuing $120.0 million of 10 1/8% Senior Subordinated Notes and amending its credit facility to include $25.0 million of borrowing availability under a new senior revolving credit facility. The $25.0 million amended credit facility has a five year duration and no interim amortization requirements. As of March 31, 1999, GEO had no draws outstanding on the new senior revolving credit facility.

     GEO believes that cash generated from operations, together with amounts available under its senior revolving credit facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

"YEAR 2000" COMPLIANCE

     Information Technology Systems. In May 1997, GEO initiated a program to upgrade its information technology systems. The major components of this program include enterprise level integrated applications software, communications software and wide area network and server computers. These components were acquired from leading vendors, including Digital Equipment Corporation, Oracle Corporation, International Business Machines Corporation, Ross Systems, Inc. and MCI Communications Corporation. Each purchased component was represented as being "Year 2000" compliant. GEO currently plans to complete its information technology systems upgrade by the middle of 1999 and will conduct further testing and validation in late 1999. Since "Year 2000" compliance was a selection criteria for all newly purchased information and auxiliary systems, GEO believes that its information systems, which include its financial, manufacturing and distribution systems, and the majority of its auxiliary systems, which include its labeling and quality control systems, are compliant. GEO has initiated a program to upgrade its remaining auxiliary systems, which include its invoicing and bar coding systems. GEO will be upgrading and performing internal system testing during the second quarter of 1999 for its invoicing system, which it expects to complete by June 1999. GEO will also be testing its bar coding systems during the second quarter of 1999 and will perform any necessary upgrades by June 1999.

     All of GEO's servers and associated operating systems are relatively new and, therefore, believed to be "Year 2000" compliant. GEO anticipates that its remaining systems will require ROM upgrades only. GEO plans to complete these upgrades by the end of the second quarter of 1999. GEO also has engaged Compaq Computer Corporation to perform "Year 2000" compliance assessments on all of its Compaq and Digital Equipment Corporation servers during the second quarter of 1999. Although GEO plans to complete its information technology systems upgrade according to this schedule, it can provide no assurance that the process will occur without unexpected difficulty, delay or expense. Currently, GEO believes it has upgraded and tested approximately 75% of its information technology systems.

     Non-Information Technology Systems. GEO believes that its administrative/business applications are "Year 2000" compliant. In light of its current business/administrative project to upgrade selected non-"Year 2000" compliant computers and convert all office automation tools to a Microsoft Office 97 platform, GEO believes that it will be "Year 2000" compliant in the area of office automation by the end of May 1999. Approximately 40 personal computers purchased during 1997 require software upgrades. Currently, GEO has accomplished 98% of these upgrades as part of the office automation conversion project. Sixty computers will also be replaced as part of this project.

     GEO's communication infrastructure is comprised of wide and local area networks, which connect 19 locations, and local telephone hardware and service providers. GEO is currently contacting local and wide area network service providers and hardware vendors to determine any "Year 2000" issues. GEO has received responses from all six of the vendors solicited. Three have responded that they are "Year 2000" compliant, one has responded that it will be compliant by the end of 1999, and two have stated that the equipment that they have provided GEO will require operating system upgrades, which GEO plans to complete by the middle of the third quarter of 1999. GEO has also begun contacting all local telephone service providers to determine their "Year 2000" readiness. To date, GEO has contacted nineteen local telephone hardware and service providers. Eight have responded that their equipment is "Year 2000" compliant and that their service will be compliant by the end of 1999. GEO is soliciting follow-up responses from the remaining eleven providers and will complete this inquiry by the end of the second quarter of 1999. Any hardware or service provider that is not compliant will be upgraded or replaced by the end of the third quarter of 1999.

     GEO has conducted internal "Year 2000" compliance audits of its manufacturing facilities and has found no technical infrastructure, manufacturing and warehousing equipment or environmental systems that have the potential to create business interruptions. Approximately 75% of the non-compliant systems, such as phone systems and distribution control systems, have been tested and upgraded. GEO engaged an outside consultant to verify the results of the internal "Year 2000" compliance audit of its Cedartown, Allentown and Harrison facilities, since these facilities have the most significant financial impact on GEO. These evaluations were completed at the end of April 1999, and GEO expects to receive the results of these evaluations by June 15, 1999. GEO believes that its manufacturing facilities are 85-90% "Year 2000" compliant and that such facilities will be 100% compliant by June 1999.

     Third Party Communications. GEO is currently in the process of soliciting written responses from all suppliers of products and transportation services regarding their "Year 2000" readiness. The major chemical suppliers have either recently converted to enterprise business software that is certified to be compliant or have informed GEO that they will do so by the end of the third quarter of 1999. GEO has solicited responses from the 61 most significant raw material suppliers out of its 104 total raw material suppliers. GEO has also solicited all 58 of its transportation service carriers. To date, GEO has received 30 responses from its raw material suppliers and 21 responses from its transportation service carriers. All respondents have indicated that they are "Year 2000" compliant. GEO will send second requests during the second quarter of 1999 to those suppliers and carriers who have not responded and will evaluate the responses early in the third quarter of 1999. GEO will arrange for alternative suppliers and carriers if necessary. GEO has not conducted compliance audits of its utility service providers, including its providers of electricity, natural gas and water. However, GEO has solicited all of its utility service providers for "Year 2000" compliance, and all of its providers have responded with expectations of full compliance by December 1999.

     "Year 2000" Worst Case Scenario. GEO's worst case scenario with respect to "Year 2000" issues is the loss of utility services at its manufacturing facilities. GEO could adjust its inventory levels to compensate for any manufacturing interruption at all facilities except Allentown. The risk at Allentown is that alternate manufacturers or manufacturing sites and/or capacity increase projects may not be in place in time. Interruption of utility service is a concern of GEO but, based upon the "Year 2000" readiness efforts of the utility companies that serve GEO, is not considered a significant risk.

     "Year 2000" Expenditures. GEO's total "Year 2000" expenditures are projected to be $0.2 million. Approximately $0.1 million has been spent through February of 1999, and the remaining $0.1 million is projected to be spent during the remainder of 1999. The majority of these expenditures has been in the form of upgrades to existing systems which were not "Year 2000" compliant.

FORWARD-LOOKING STATEMENTS

     Certain statements contained in this report, including statements containing the words "believes," "anticipates," "intends," "expects," "should," "may," "will," "continue" and "estimate," and similar words, constitute "forward-looking statements" under the federal securities laws. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of GEO or its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from GEO's expectations include the following: loss of key customers or increased competitive pressures; changes in customer spending levels; increases in interest rates or GEO's cost of borrowing or a default under any material debt agreement; unavailability of funds for capital expenditures or research and development; changes in governmental, environmental or other regulations; or changes in general economic conditions. Given these uncertainties, you should not place undue reliance upon such forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The fair value of GEO's fixed rate long-term notes is sensitive to changes in interest rates. Interest rate changes would result in gains/losses in the fair value of the notes due to differences between the market interest rates and rates at the date of the note's issuance. Based on a hypothetical immediate 100 basis point increase in interest rates at March 31, 1999, the fair value of GEO's fixed rate long-term notes would be impacted by a net decrease of $10.8 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of GEO's fixed rate long-term notes at March 31, 1999 of $11.8 million.

     GEO is subject to foreign currency exchange rate risk relating to receipts from customers in foreign currencies. Less than 2% of receipts are contracted with foreign currencies, and GEO does not consider the market risk exposure relating to currency exchange to be material.

     GEO is subject to commodity price risk relative to the purchase of commodity chemicals as raw materials in its manufacturing processes. These raw materials are generally available from several suppliers and are purchased under agreements negotiated annually with two or more vendors per raw material. Historically, GEO has been able to pass on price increases to its customers within 90 to 120 days. Based upon GEO's agreements with multiple vendors and its ability to pass along price increases, the exposure to commodity price risk is not considered to be material.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     (a)-(c)  Not applicable.

     (d) GEO's Registration Statement on Form S-1 (Securities and Exchange Commission File Number 333-70011) with respect to the registration of its $120.0 million in aggregate principal amount of 10 1/8% Senior Subordinated Notes due 2008, Series B (the "Exchange Notes"), to be exchanged for its currently outstanding $120.0 million in aggregate principal amount of 10 1/8% Senior Subordinated Notes due 2008, Series A (the "Outstanding Notes"), was declared effective by the Securities and Exchange Commission on May 14, 1999. The Exchange Notes are identical to the Outstanding Notes, except that the Exchange Notes have been registered under the Securities Act of 1933, and will be issued under the same indenture. GEO's exchange offer with respect to the exchange of Exchange Notes for Outstanding Notes was commenced on May 14, 1999 and will expire on June 11, 1999, unless it is extended by GEO in accordance with the terms of the exchange offer. GEO anticipates that the exchange offer will expire and the Exchange Notes will be exchanged for the Outstanding Notes on June 11, 1999.

     GEO will not receive any cash proceeds from the exchange offer. GEO is effecting the exchange offer to comply with its obligations under the Registration Rights Agreement, dated July 31, 1998, by and between GEO and BT Alex.Brown Incorporated, the initial purchaser of the Outstanding Notes. GEO used the proceeds of $120.0 million from the July 31, 1998 offering of the Outstanding Notes, along with approximately $2.4 million obtained from its senior credit facility and $6.0 million in equity contributions from its shareholders, to:

     - complete the July 31, 1998 acquisition of substantially all of the assets of the TRIMET Technical Products Division of Mallinckrodt Inc. for approximately $61.1 million;

     - refinance approximately $62.2 million of indebtedness, incurred by GEO primarily in its March 25, 1997 acquisition of the paper, construction and process chemicals business of Henkel Corporation and Henkel Canada Limited; and

     - pay the fees and expenses of approximately $5.1 million incurred in connection with the issuance of the Outstanding Notes, the TRIMET acquisition and the execution of the new senior revolving credit facility.

     No portion of the TRIMET purchase price, the debt refinancing or the payment of fees and expenses in connection with such transactions and the issuance of the Outstanding Notes was made, directly or indirectly, to any of GEO's directors, officers or shareholders or the affiliates or associates of any such persons or entities.

     The fees and expenses incurred by GEO, in the form of direct payments to persons or entities other than GEO's directors, officers and shareholders and the affiliates and associates of any such persons and entities, in connection with the registration, issuance and distribution of the Exchange Notes are estimated (other than with respect to the SEC registration fee) to be as follows:

                  SEC Registration Fee...................................      $   33,360
                  Exchange Agent Fees and Expenses.......................           1,000
                  Printing Fees and Expenses.............................         100,000
                  Accounting Fees and Expenses...........................         400,000
                  Legal Fees and Expenses................................          75,000
                  Miscellaneous..........................................      $    5,000
                                                                               -----------
                                    Total................................      $  614,360

     The net proceeds to GEO from the issuance of the Outstanding Notes and the Exchange Notes, after deducting the fees and expenses incurred in connection with the issuance of the Outstanding Notes and the estimated expenses incurred in connection with the issuance of the Exchange Notes, is approximately $115.0 million.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.  OTHER INFORMATION.

     As of May 25, 1999, GEO executed a Written Declaration of Sole Member in respect of a newly formed, wholly owned Ohio limited liability company named GEO Specialty Chemicals Limited. GEO formed the new entity to operate a sales office in Cheltenham, England. The sales office will focus on servicing GEO's customers located in Europe, most of which purchase products from GEO's TRIMET division, and will, initially, be staffed by two full time employees. The membership interest of GEO in the newly formed limited liability company has been pledged to GEO's senior lenders and the new entity has become a party to a subsidiary guarantee with the senior lenders. The new entity will also be subject to numerous operating restrictions contained in the indenture governing GEO's Senior Subordinated Notes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

     27. Financial data schedule for the three months ended March 31, 1999.

     (b) Reports on Form 8-K.

     GEO filed no Current Reports on Form 8-K with the Securities and Exchange Commission during the three month period ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         GEO SPECIALTY CHEMICALS, INC.



Date: June 2, 1999                       By: /s/ William P. Eckman
                                            ------------------------------------
                                             William P. Eckman
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (duly authorized officer and
                                             principal financial officer)