Form 10-Q
period 1999-06-30
GEO SPECIALTY CHEMICALS INC
filed 1999-08-16
CIK 1072548

   ===========================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1999

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

         Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Shares of Class A Voting Common Stock, $1.00 par value, as of August 16, 1999: 135.835

         Shares of Class B Nonvoting Common Stock, $1.00 par value, as of August 16, 1999: none

  ===========================================================================

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS
GEO SPECIALTY CHEMICALS, INC.


                                                                 (IN THOUSANDS EXCEPT SHARE DATA)
                                                               JUNE 30, 1999        DECEMBER 31, 1998
                                                               -------------        -----------------
                                                                (unaudited)
ASSETS
  Current assets
  Cash                                                          $    7,786             $    1,645
  Trade accounts receivable, net                                    21,083                 19,612
  Other receivables                                                  1,916                  1,303
  Inventory                                                          9,960                  9,476
  Prepaid expenses & other current assets                              950                    792
  Deferred taxes                                                       576                    418
                                                                ----------             ----------
     Total current assets                                           42,271                 33,246

Property and equipment, net                                         91,610                 92,669

Other assets
  Intangible assets, net                                             5,356                  5,614
  Goodwill, net                                                     30,466                 31,743
  Other accounts receivable                                            527                    589
  Other                                                                548                    664
                                                                ----------             ----------
     Total other assets                                             36,897                 38,610
                                                                ----------             ----------
     Total assets                                               $  170,778             $  164,525
                                                                ==========             ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
     Current portion of long-term debt                          $        0             $      760
     Accounts payable                                               12,477                  7,564
     Other accounts payable                                            662                    448
     Accrued expenses & other current
       liabilities                                                   8,153                  7,664
                                                                ----------             ----------
     Total current liabilities                                      21,292                 16,436

  Long-term liabilities
     Revolving line of credit                                            0                      0
     Long-term debt                                                120,000                120,000
     Other long-term liabilities                                     4,130                  4,196
     Other accounts payable                                            903                    580
       Deferred taxes                                                2,113                  1,471
                                                                ----------             ----------
     Total long-term liabilities                                   127,147                126,247

Total liabilities                                               $  148,439             $  142,683

                See accompanying notes to financial statements.


                                                                        (IN THOUSANDS)
                                                               JUNE 30, 1999    DECEMBER 31, 1998
                                                               -------------    -----------------
Shareholders' Equity
Class A Voting Common Stock, $1 par
value, 1,035 shares
authorized, 136 shares
issued and outstanding at
June 30, 1999 and December 31, 1998

Class B Nonvoting Common Stock, $1
par value, 205 shares authorized, 0 shares outstanding at June 30, 1999 and December 31, 1998

Additional paid-in capital                                          20,901             20,901
Retained earnings                                                    1,438                941
                                                                ----------         ----------
Total shareholders' equity                                      $   22,339         $   21,842

Total liabilities and shareholders' equity                      $  170,778         $  164,525
                                                                ==========         ==========

                See accompanying notes to financial statements.

STATEMENT OF OPERATIONS (UNAUDITED)
GEO SPECIALTY CHEMICALS, INC.

                                                                               (IN THOUSANDS)
                                                  APRIL 1 THROUGH   APRIL 1 THROUGH   JAN. 1 THROUGH    JAN. 1 THROUGH
                                                   JUNE 30, 1999     JUNE 30, 1998     JUNE 30, 1999    JUNE 30, 1998
                                                   -------------     -------------     -------------    -------------
Net sales                                             $ 36,352          $ 29,226         $ 70,546          $ 59,431
Cost of sales                                           27,408            23,919           54,036            48,856
                                                      --------          --------         --------          --------
Gross profit                                             8,944             5,307           16,510            10,575

Selling, general & administrative expenses               4,933             3,018            9,339             5,884
                                                      --------          --------         --------          --------
Income from operations                                   4,011             2,289            7,171             4,691

Other expense
   Net interest expense                                 (3,069)           (1,495)          (6,155)           (2,889)
   Other                                                   (28)              (14)             (33)              (34)

Income before taxes                                        914               780              983             1,768

Provision for taxes                                       (426)             (267)            (486)             (583)
                                                      --------          --------         --------          --------
Net income                                            $    488          $    513         $    497          $  1,185
                                                      ========          ========         ========          ========

                See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS (UNAUDITED)
GEO SPECIALTY CHEMICALS, INC.

                                                                                  (IN THOUSANDS)
                                                      JAN. 1 THROUGH     JAN. 1 THROUGH    APRIL 1 THROUGH   APRIL 1 THROUGH
                                                       JUNE 30, 1999      JUNE 30, 1998     JUNE 30, 1999     JUNE 30, 1998
                                                       -------------      -------------     -------------     -------------
Cash flows from operating activities
  Net income                                                 $   497            $ 1,185            $  488          $    513
  Adjustments to reconcile net income
    to net cash from operating activities
      Depreciation, depletion and amortization                 5,249              3,156             2,628             1,594
      Deferred income tax expense                                485                  0               425                 0
  Change in assets and liabilities
      Trade accounts receivable                               (1,471)            (1,510)             (403)            1,246
      Other accounts receivable                                 (613)               102              (353)              136
      Inventories                                               (485)               374            (1,838)              627
      Prepaid expenses and other assets                          (95)              (250)             (264)             (112)
      Accounts payable & accrued expenses                      5,373             (1,719)            5,163                (6)
      Other accounts payable                                     500               (245)              500              (245)
      Other liabilities                                            0                  0                56                 0
                                                             -------            -------            ------            ------
Net cash from operating activities                             9,440              1,093             6,402             3,753

Cash flows from investing activities
  Purchases of property, plant and equipment                  (2,500)            (2,457)           (1,114)           (1,208)

Cash flows from financing activities
  Revolving lines of credit borrowings
    (payments), net                                                0              3,360                 0              (640)
  Proceeds from bank borrowing                                     0                  0                 0               775
  Payments made on long-term borrowing                          (760)            (1,400)             (760)           (1,400)
  Payments on deferred financing costs                           (39)                 0                25                 0
                                                             -------            -------            ------            ------
Net cash from financing activities                              (799)             1,960              (735)           (1,265)

Net change in cash                                             6,141                596             4,553             1,280
Cash at beginning of period                                    1,645                696             3,233                12
                                                             -------            -------            ------            ------
Cash at end of period                                          7,786              1,292             7,786             1,292
                                                             =======            =======            ======            ======
Supplemental disclosure of cash flow
Information
  Cash paid for
      Interest (net of interest earned)                      $ 6,220            $ 2,847            $  118          $  1,420
      Taxes                                                        0                440                 0               300

                See accompanying notes to financial statements.

                          GEO SPECIALTY CHEMICALS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


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

         INTERIM RESULTS (UNAUDITED): The accompanying balance sheet at June 30, 1999 and the statements of operations for the three and six month periods ended June 30, 1999 and 1998 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the financial statements for those interim periods are also unaudited. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with GEO's financial statements for the year ended December 31, 1998, and the notes thereto, which are included in GEO's Registration Statement on Form S-1 filed with, and declared effective by, the Securities and Exchange Commission on May 14, 1999.

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

NOTE 3 -- INVENTORIES

        Inventories consist of the following components:


                                                 June 30,        December 31,
                                                   1999             1998
                                                 --------        ------------
Raw materials..................................   $ 4,523           $ 3,065
Work in progress...............................        69               341
Finished goods.................................     5,368             6,070
                                                 ---------         ---------
                                                  $ 9,960           $ 9,476
                                                 =========         =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         On July 31, 1998, GEO acquired the TRIMET Technical Products Division of Mallinckrodt Inc. for approximately $61.1 million. To fund this acquisition as well as to refinance GEO's existing indebtedness, GEO issued $120.0 million of 10 1/8% Senior Subordinated Notes and issued additional Common Stock for $6.0 million. As a result of this refinancing, GEO did not have any senior secured indebtedness as of June 30, 1999. The impact of the refinancing on GEO's balance sheet as of June 30, 1999 compared to GEO's balance sheet as of June 30, 1998 was increases in Senior Subordinated Notes of $120.0 million and shareholders' equity of $6.0 million, a decrease in senior term loans of $57.2 million, of which $3.6 million was due within twelve months, and a decrease in the balance of the senior revolving credit facility of $7.0 million. As of June 30, 1999, GEO had $25.0 million available under its new senior revolving credit facility.

RESULTS OF OPERATIONS

         The following table sets forth certain operations data for GEO expressed in millions of dollars and as a percentage of net sales for the respective period.




                                    THREE MONTHS ENDED JUNE 30,                         SIX MONTHS ENDED JUNE 30,
                                    ---------------------------                         -------------------------
                                     1999                1998                          1999                1998
                                     ----                ----                          ----                ----
                                $         %            $         %                $         %           $         %
                             -------     -----      -------    ------          -------    ------     -------    ------
Net sales                    $  36.4     100.0%     $  29.2     100.0%         $  70.5     100.0%    $  59.4     100.0%
Gross profit                     8.9      24.6          5.3      18.2             16.5      23.4        10.6      17.8
Operating income                 4.0      11.0          2.3       7.8              7.2      10.2         4.7       7.9
Net income                       0.5       1.5          0.5       1.8              0.5       0.7         1.2       2.0
EBITDA                           6.7      18.3          3.9      13.4             12.4      17.6         7.9      13.3
Net interest expense             3.1       8.4          1.5       5.1              6.2       8.8         2.9       4.9
Capital expenditures             1.1       3.1          1.2       4.1              2.5       3.5         2.5       4.1


THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

         Net Sales. Net sales for the three months ended June 30, 1999 were $36.4 million, representing a $7.1 million or 24.4% increase compared to net sales of $29.2 million during the same period in 1998. The increase was attributable to the TRIMET acquisition which added $7.7 million in net sales. Excluding the impact of the TRIMET acquisition, net sales were lower by $0.6 million, of which $0.5 million was attributable to decreased sales to the paper industry.

         Gross Profit. Gross profit for the three months ended June 30, 1999 was $8.9 million, or 24.6% of net sales, representing a $3.6 million or 68.5% increase compared to a gross profit of $5.3 million, or 18.2% of net sales, during the same period in 1998. The TRIMET business contributed $2.8 million of the increase. The remainder of the increase in gross profit was attributable to improved variable margins associated with the TRIMET acquisition, resulting from lower raw material costs and a more favorable product mix.

         Operating Income. Operating income for the three months ended June 30, 1999 was $4.0 million, or 11.0% of net sales, representing a $1.7 million or 75.2% increase compared to operating income of $2.3 million, or 7.8% of net sales, during the same period in 1998. The increase in operating income was primarily attributable to the contribution of the TRIMET business, net of additional amortization of goodwill and other long-term assets associated with the TRIMET acquisition.

         Net Income. Net income for the three months ended June 30, 1999 was $0.5 million, or 1.5% of net sales, representing no change in net income compared to the same period in 1998 when net income was $0.5 million, or 1.8% of net sales. The lack of change was attributable to an increased interest expense of $1.6 million and slightly increased taxes of $0.1 million.

         EBITDA. EBITDA for the three month period ended June 30, 1999 was $6.7 million, or 18.3% of net sales, representing $2.8 million or 71.8% increase compared to EBITDA of $3.9 million, or 13.4% of net sales, during the same period in 1998. The TRIMET acquisition contributed $2.6 million of the increase and the remainder of the increase was attributable to improved variable margin contributions resulting from lower raw material costs and a more favorable product mix.

         Net Interest Expense. Net interest expense for the three months ended June 30, 1999 was $3.1 million, or 8.4% of net sales, representing a $1.6 million or 106.7% increase compared to a net interest expense of $1.5 million, or 5.1% of net sales, during the same period in 1998. The increase in net interest expense was attributable to additional indebtedness related to the TRIMET acquisition and higher interest rates on GEO's 10 1/8% Senior Subordinated Notes.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

         Net Sales. Net sales for the six months ended June 30, 1999 were $70.5 million, representing a $11.1 million or 18.7% increase compared to net sales of $59.4 million during the same period in 1998. The increase in net sales was attributable to the impact of the TRIMET acquisition which occurred on July 31, 1998. Net sales of the TRIMET group, which produces additives used in the coatings and resins industries, were $15.5 million for the six months ended June 30, 1999. Excluding the impact of the TRIMET acquisition, GEO's net sales for the six months ended June 30, 1999 declined by $4.4 million or 7.4% compared to the same period in 1998. This decline in net sales was due to soft markets in the paper and oil & gas industries, especially during the first quarter of 1999.

         Gross Profit. Gross profit for the six months ended June 30, 1999 was $16.5 million, or 23.4% of net sales, representing a $5.9 million or 55.7% increase compared to a gross profit of $10.6 million, or 17.8% of net sales, during the same period in 1998. The increase in gross profit was primarily attributable to the TRIMET acquisition. The increase in gross margin as a percent of net sales reflects the effect of: (a) lower raw material costs experienced by all product groups, (b) improved product mix related to the TRIMET products, and (c) slightly lower plant operating expenses excluding the impact of the TRIMET acquisition.

         Operating Income. Operating income for the six months ended June 30, 1999 was $7.2 million, or 10.2% of net sales, representing a $2.5 million or 53.2% increase compared to an operating income of $4.7 million, or 7.9% of net sales, during the same period in 1998. The increase in operating income was primarily attributable to the TRIMET acquisition. Operating income was negatively impacted by (a) $1.2 million due to amortization of goodwill and intangible assets associated with the TRIMET acquisition and (b) a $0.6 million increase in selling, general and administrative expenses related to the TRIMET business.

         Net Income. Net income for the six months ended June 30, 1999 was $0.5 million, or 0.7% of net sales, representing a $0.7 million decline compared to net income of $1.2 million, or 2.0% of net sales, during the same period in 1998. The decrease in net income was primarily due to a $3.3 million increase in net interest expense reflecting the refinancing of GEO's senior debt in connection with the TRIMET acquisition (i.e. additional net debt of $54.9 million and higher overall interest rate). Partially offsetting the higher interest charges was a $0.1 million reduction in income taxes compared to the same period in 1998 and a $2.5 million improvement in operating income.

         EBITDA. EBITDA for the six months ended June 30, 1999 was $12.4 million, or 17.6% of net sales, representing a $4.5 million or 57.1% increase compared to EBITDA of $7.9 million, or 13.3% of net sales, during the same period in 1998. The increase in EBITDA was attributable to the TRIMET acquisition, which generated $5.6 million in EBITDA during the first six months of 1999. This increase was partially offset by the unfavorable impact of reduced net sales to the paper and oil & gas industries as noted above.

         Net Interest Expense. Net interest expense for the six months ended June 30, 1999 was $6.2 million, or 8.8% of net sales, representing a $3.3 million or 113.8% increase compared to a net interest expense of $2.9 million, or 4.9% of net sales, for the same period in 1998. The increase was due to the additional debt incurred to fund the TRIMET acquisition and the higher borrowing costs associated with GEO's 10 1/8% Senior Subordinated Notes.

LIQUIDITY AND CAPITAL RESOURCES

         GEO's primary cash needs are working capital, capital expenditures and debt service. GEO has financed these needs from internally generated cash flow, in addition to periodic draws on its existing senior revolving credit facility. As of June 30, 1999, GEO had no material commitments for capital expenditures.

         Capital expenditures during the three month period ended June 30, 1999 were $1.2 million, an increase of $0.1 million compared to capital expenditures of $1.1 million during the same period in 1998. Capital expenditures for the six months ended June 30, 1999 were $2.5 million, representing no increase from the same period in 1998.

         Net cash provided from operations for the second quarter of 1998 was $3.8 million and for the second quarter of 1999 was $6.4 million. The $2.6 million improvement in net cash provided from operations was generated primarily from the increase in accounts payable of $5.0 million and increased non-cash costs of $1.0 million, which reflects the impact of the TRIMET acquisition.

         Net cash provided from operation for the six months ended June 30, 1998 was $1.1 million and for the six months ended June 30, 1999 was $9.4 million. The $8.3 million improvement in net cash provided from operations was generated primarily from the increase in accounts payable of $7.1 million and increased non-cash costs of $2.1 million, which reflects the impact of the TRIMET acquisition.

         In connection with the TRIMET acquisition, GEO refinanced its senior debt by issuing $120.0 million of 10 1/8% Senior Subordinated Notes and amending its credit facility to include $25.0 million of borrowing availability under a new senior revolving credit facility. The $25.0 million amended credit facility has a five year duration and no interim amortization requirements. As of June 30, 1999, GEO had no draws outstanding on the new senior revolving credit facility.

         GEO believes that cash generated from operations, together with amounts available under its senior revolving credit facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

"YEAR 2000" COMPLIANCE

         Information Technology Systems. In May 1997, GEO initiated a program to upgrade its information technology systems. The major components of this program include enterprise level integrated applications software, communications software and wide area network and server computers. These components were acquired from leading vendors, including Digital Equipment Corporation, Oracle Corporation, International Business Machines Corporation, Ross Systems, Inc. and MCI Communications Corporation. Each purchased component was represented as being "Year 2000" compliant. GEO plans to complete its information technology systems upgrade by the middle of 1999 and will conduct further testing and validation in late 1999. Since "Year 2000" compliance was a selection criteria for all newly purchased information and auxiliary systems, GEO believes that its information systems, which include its financial, manufacturing, and distribution systems, and the majority of its auxiliary systems, which include its labeling and quality control systems, are compliant. GEO has initiated a program to upgrade its remaining auxiliary systems, which include its invoicing and bar coding systems. GEO has upgraded its invoicing system by transferring all invoicing functions to newly purchased systems which were represented as being "Year 2000" compliant. GEO will continue testing its bar coding systems during the third quarter of 1999 and will perform any necessary upgrades by the end of September 1999.

         All of GEO's servers and associated operating systems are relatively new and therefore believed to be "Year 2000" compliant. GEO anticipates that its remaining systems will require ROM upgrades only. GEO plans to complete these upgrades by the end of the third quarter of 1999. GEO also has engaged Compaq Computer Corporation to perform "Year 2000" compliance assessments on all of its Compaq and Digital Equipment Corporation servers during the third quarter of 1999. Although GEO plans to complete its information technology systems upgrade according to this schedule, it can provide no assurance that the process will occur without unexpected difficulty, delay or expense. GEO believes that it has upgraded and tested approximately 75% of its information technology systems.

         Non-Information Technology Systems. GEO believes that its administrative/business applications are "Year 2000" compliant. In light of its completed business/administrative project to upgrade selected non-"Year 2000" compliant computers and convert all office automation tools to Microsoft Office 97 platform, GEO believes that it is "Year 2000" compliant in the area of office automation. Approximately 40 personal computers purchased during 1997 required software upgrades. GEO has accomplished 100% of these upgrades as of June 1999 as part of the office automation conversion project. Sixty computers were also replaced as part of this project.

         GEO's communication infrastructure is comprised of wide and local area networks, which connect 19 locations, and local telephone hardware and service providers. GEO has contacted local and wide area network service providers and hardware vendors to determine any "Year 2000" issues. GEO has received responses from all six of the vendors solicited. Three have responded that they are "Year 2000" compliant, one has responded that it will be compliant by the end of 1999, and two have stated that the equipment that they have provided GEO will require operating systems upgrades, which GEO plans to have completed by the middle of the third quarter of 1999. GEO has also begun contacting all local telephone service providers to determine their "Year 2000" readiness. To date, GEO has contacted nineteen local telephone hardware and service providers. Eight have responded that their equipment is "Year 2000" compliant and that their service will be compliant by the end of 1999. GEO is soliciting follow-up responses from the remaining eleven providers and will complete this inquiry by the end of the third quarter of 1999. Any hardware or service provider that is not compliant will be upgraded or replaced by the end of the third quarter of 1999.

         GEO has conducted internal "Year 2000" compliance audits of its manufacturing facilities and has found no technical infrastructure, manufacturing and warehousing equipment or environmental systems that have the potential to create business interruptions. Approximately 75% of the non-compliant systems, such as phone systems and distribution control systems, have been tested and upgraded. GEO engaged an outside consultant to verify the results of the internal "Year 2000" compliance audit of its Cedartown, Allentown and Harrison facilities, since these facilities have the most significant financial impact on GEO. These evaluations were completed at the end of April 1999, and GEO received the results of these evaluations in late July 1999. Based on these reports, GEO believes that such facilities are 100% compliant.

         Third Party Communications. GEO is currently in the process of soliciting written responses from all suppliers of products and transportation services regarding their "Year 2000" readiness. The major chemical suppliers have either recently converted to enterprise business software that is certified to be compliant or have informed GEO that they will do so by the end of the third quarter of 1999. GEO has solicited responses from the 61 most significant raw material suppliers out of its 104 total raw material suppliers. GEO has also solicited all 58 of its transportation service carriers. To date, GEO has received 30 responses from its raw material suppliers and 21 responses from its transportation service carriers. All respondents have indicated that they are "Year 2000" compliant. GEO sent follow-up requests during the second quarter of 1999 to those suppliers and carriers who had not responded and has received a response from a large percentage of this group. The responses are currently being evaluated and will continue to be evaluated through the third quarter of 1999. GEO will arrange for alternative suppliers and carriers if necessary. GEO has not conducted compliance audits of its utility service providers, including its providers of electricity, natural gas and water. However, GEO has solicited all of its utility service providers for "Year 2000" compliance and all of its providers have responded with expectations of full compliance by December 1999.

         "Year 2000" Worst Case Scenario. GEO's worst case scenario with respect to "Year 2000" issues is the loss of utility services at its manufacturing facilities. GEO could adjust inventory levels to compensate for any manufacturing interruption at all facilities except Allentown. The risk at Allentown is that alternate manufacturers or manufacturing sites and/or capacity increase projects may not be in place in time. Interruption of utility service is a concern of GEO but, based on the "Year 2000" readiness efforts of the utility companies that serve GEO, is not considered a significant risk.

         "Year 2000" Expenditures. GEO's total "Year 2000" expenditures are projected to be $0.2 million. Approximately $0.1 million has been spent through June 1999, and the remaining $0.1 million is projected to be spent during the remainder of 1999. The majority of these expenditures has been in the form of upgrades to existing systems which were not "Year 2000" compliant.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The fair value of GEO's fixed rate long-term notes is sensitive to changes in interest rates. Interest rate changes would result in gains/losses in the fair value of the notes due to differences between the market interest rates and rates at the date of the note's issuance. Based on a hypothetical immediate 100 basis point increase in interest rates at June 30, 1999, the fair value of GEO's fixed rate long-term notes would be impacted by a net decrease of $10.4 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of GEO's fixed rate long-term notes at June 30, 1999 of $11.4 million.

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

                                     PART II
                                OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

         On August 6th, 1999 GEO entered into an agreement with Rhodia Chimie S.A., the former chemical unit of the French multinational corporation, Rhone-Poulenc, to purchase Rhodia's gallium extraction and purification business for a purchase price of approximately 125,000,000 French francs, less indebtedness for borrowed money of the acquired business. The business is currently part of Rhodia's Rare Earth Division, and provides various grades of gallium to the semi-conductor market for applications in optoelectronics (light emitting diodes) systems and telecommunications.

         The agreement contemplates a purchase of all of the issued capital stock of a wholly owned French subsidiary of Rhodia which owns both the French operating assets of the gallium purification business and the capital stock of a German corporation that carries on gallium extraction operations in Stade, Germany. GEO will also have an option to acquire from Rhodia an Australian corporation owning a currently dormant gallium extraction facility near Pinjarra, Australia. The agreement is subject to a number of customary conditions to closing.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

             27   Article 5 of Regulation S-X, Financial Data Schedule

         (b)      Reports on Form 8-K.

                  GEO filed no Current Reports on Form 8-K with the Securities and Exchange Commission during the three month period ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              GEO SPECIALTY CHEMICALS, INC.



Date: August 16, 1999                         By: /s/ William P. Eckman
                                                 ---------------------------
                                                  William P. Eckman
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (duly authorized officer and
                                                  principal financial officer)