Form 10-Q
period 1999-09-30
GEO SPECIALTY CHEMICALS INC
filed 1999-11-15
CIK 1072548

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

                For the quarterly period ended September 30, 1999

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

         Shares of Class A Voting Common Stock, $1.00 par value, as of November 15, 1999: 135.835

         Shares of Class B Nonvoting Common Stock, $1.00 par value, as of November 15, 1999: none

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
GEO SPECIALTY CHEMICALS, INC.

                                                                                  (In thousands except share data)
                                                                     Sept. 30, 1999      Sept. 30, 1998     December 31, 1998
                                                                     --------------      --------------     -----------------
                                                                      (unaudited)          (unaudited)

ASSETS
   Current assets
     Cash                                                              $     6,413          $     1,222         $     1,645
     Trade accounts receivable, net                                         24,269               20,773              19,612
     Other receivables                                                       1,074                  633               1,303
     Inventory                                                              19,815                9,943               9,476
     Prepaid expenses & other current assets                                   672                1,386                 792
     Deferred taxes                                                            778                    0                 418
                                                                       -----------          -----------         -----------
           Total current assets                                             53,021               33,957              33,246

  Property and equipment, net                                               97,240               91,773              92,669

    Other assets
    Intangible assets, net                                                   5,380                5,476               5,614
    Goodwill, net                                                           31,509               32,623              31,743
    Other accounts receivable                                                  372                1,458                 589
    Other                                                                    5,243                    0                 664
                                                                       -----------          -----------         -----------
           Total other assets                                               42,504               39,557              38,610
                                                                       -----------          -----------         -----------
           Total assets                                                $   192,765          $   165,287         $   164,525
                                                                       ===========          ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
     Current portion of long-term debt                                 $     2,567          $       760         $       760
     Accounts payable                                                       11,222                9,662               7,564
     Other accounts payable                                                    968                    0                 448
     Accrued expenses & other current liabilities                            5,913                5,636               7,664
                                                                       -----------          -----------         -----------
           Total current liabilities                                        20,670               16,058              16,436

   Long-term liabilities
     Revolving line of credit                                               21,000                    0                   0
     Long-term debt                                                        120,000              120,000             120,000
     Other long-term liabilities                                             4,342                5,938               4,196
     Other accounts payable                                                    715                    0                 580
     Deferred taxes                                                          2,834                1,409               1,471
                                                                       -----------          -----------         -----------
           Total long-term liabilities                                     148,891              127,347             126,247

           Total liabilities                                           $   169,561          $   143,405         $   142,683


See accompanying notes to consolidated financial statements.

                                                                                      (In thousands except share data)
                                                                           Sept. 30, 1999      Sept. 30, 1998     December 31, 1998
                                                                           --------------      --------------     -----------------
                                                                           (unaudited)          (unaudited)
Shareholders' equity
     Class A voting common stock, $1 par value, 1,035 shares
     authorized, 136 shares issued and outstanding at
     September 30, 1998, December 31, 1998 and September 30, 1999

     Class B nonvoting common stock, $1 par value, 205 authorized, 0 outstanding at September 30, 1998, December 31, 1998
     and September 30, 1999

     Additional paid-in capital                                                   20,901              20,901              20,901
     Retained earnings                                                             2,304                 981                 941
                                                                              ----------          ----------          ----------
        Total shareholders' equity                                            $   23,205          $   21,882          $   21,842
        Total liabilities and shareholders' equity                            $  192,765          $  165,287          $  164,525
                                                                              ==========          ==========          ==========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
GEO SPECIALTY CHEMICALS, INC.

                                                                                        (In thousands)
                                                           July 1 through    July 1 through   January 1 through    January 1 through
                                                           Sept. 30, 1999    Sept. 30, 1998     Sept. 30, 1999       Sept. 30, 1998
                                                           --------------    --------------   -----------------    -----------------

Net sales                                                      $   37,606        $   33,023      $   108,152        $   92,454
Cost of sales                                                      28,136            26,634           82,172            75,490
                                                               ----------        ----------      -----------        ----------
Gross profit                                                        9,470             6,389           25,980            16,964

Selling, general & administrative
   expenses                                                         4,756             3,711           13,788             9,595
                                                               ----------        ----------      -----------        ----------
Income from operations                                              4,714             2,678           12,192             7,369

Other income (expense)
   Net interest expense                                            (3,341)           (3,089)          (9,802)           (5,978)
   Other                                                                6               134              (28)              100

Income (loss) before taxes and
   extraordinary items                                              1,379              (277)           2,362             1,491

Provision for taxes (tax benefit)                                     519               (81)            1,006               502

Income (loss) on early extinguishment
   of debt, net of tax                                                  0            (1,497)               0            (1,497)
                                                               ----------        ----------      -----------        ----------
Net income (loss)                                              $      860        $   (1,693)     $     1,356        $     (508)
                                                               ==========        ==========      ===========        ==========


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
GEO SPECIALTY CHEMICALS, INC.


                                                                                     (In thousands)
                                                                July 1            July 1           January 1         January 1
                                                                through          through            through           through
                                                            Sept. 30, 1999    Sept. 30, 1998     Sept. 30, 1999    Sept. 30, 1998
                                                            --------------    --------------     --------------    --------------

Cash flows from operating activities
   Net income (loss)                                           $    860          $   (1,693)        $   1,356          $   (508)
   Adjustments to reconcile net income
   (loss) to net cash from operating
   activities
     Depreciation, depletion and
        amortization                                              2,585               2,346             8,144             5,502
     Extraordinary loss on early
        extinguishment of debt                                        0               1,497                 0             1,497
     Deferred income tax expense (benefit)                          325                 (86)              810               (86)
     Bad debt expense

Change in assets and liabilities
   Trade accounts receivable                                     (3,134)               (783)           (4,605)           (2,293)
   Other accounts receivable                                        910                 (33)              297                69
   Inventories                                                    1,044                (138)              559               236
   Prepaid expenses and other assets                                452                (859)               47            (1,109)
   Accounts payable & accrued expenses                           (4,472)              2,659               901               940
   Other accounts payable                                           194                 245               696                 0
   Other liabilities                                                405                   0               405                 0
                                                               --------          ----------         ---------          --------
Net cash from operating activities                                 (831)              3,155             8,610             4,248

Cash flows from investing activities
   Purchase of property, plant and equipment                     (1,269)             (1,349)           (3,769)           (3,806)
   Acquisitions                                                 (19,923)            (59,816)          (19,923)          (59,816)
                                                               --------         -----------         ----------         ---------
Net cash from investing activities                              (21,193)            (61,165)          (23,692)          (63,622)

Cash flows from financing activities
   Revolving lines of credit borrowings                          21,000              (3,360)           21,000            (3,640)
     (payments), net
   Proceeds from bank borrowing
   Proceeds from issuance of subordinated
     notes                                                            0             120,000                 0           120,000
   Payments made on long-term borrowing                               0             (56,575)             (780)          (57,975)
   Proceeds for issuance of stock                                     0               6,000                 0             6,000
   Payments on capital leases
   Payments on deferred financing costs                            (359)             (4,485)             (396)           (4,485)
                                                               --------          ----------         ---------          --------
Net cash from financing activities                               20,641              61,580            19,824            59,900

Effect of exchange rate on cash                                       9                   0                 9                 0

Net change in cash                                               (1,374)                (71)            4,768               526
Cash at beginning of period                                       7,786               1,292             1,645               696
                                                               --------          ----------         ---------          --------
Cash at end of period                                          $  6,413          $    1,222        $    6,413          $  1,222
                                                               ========          ==========         =========          ========
Supplemental disclosure of cash
   Flow information
     Cash paid for
     Interest (net of interest earned)                         $  6,027          $    1,369         $ 12,254          $  4,216
     Taxes                                                            -                   0                0               440
Supplemental disclosure of non-cash
 investing and financing activities:

 In conjunction with the acquisition
 of the assets, liabilities were assumed
 as follows:

 Fair value of assets required                                   24,290              62,393
 Cash paid                                                      (19,923)            (59,816)
 Due to seller                                                   (2,552)             (1,290)
                                                                 ------              ------
Liabilities assumed                                               1,815               1,287




See accompanying notes to consolidated financial statements.

                          GEO SPECIALTY CHEMICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


NOTE 1 -- NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF BUSINESS: GEO Specialty Chemicals, Inc. was incorporated in the state of Ohio for the purpose of owning and operating specialty chemical businesses. GEO produces a variety of specialty chemical products for use in various major chemical markets. GEO produces more than 300 products which are used primarily in the construction, paper, water treatment, oil field and semi-conductor industries. GEO sells these products to customers located throughout the United States and in some European markets.

         GEO operates in an environment with many financial and operating risks, including, but not limited to, intense competition, fluctuations in cost and supply of raw materials, technological changes, and environmental matters.

         INTERIM RESULTS (UNAUDITED): The accompanying balance sheets at September 30, 1999 and 1998 and the statements of operations for the three and nine month periods ended September 30, 1999 and 1998 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the financial statements for those interim periods are also unaudited. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with GEO's financial statements for the year ended December 31, 1998, and the notes thereto, which are included in GEO's Registration Statement on Form S-1 filed with, and declared effective by, the Securities and Exchange Commission on May 14, 1999.

         PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of GEO and its wholly-owned subsidiaries, GEO Specialty Chemicals Ltd., GEO Holdings (Europe) SARL, GEO Gallium S.A. and Ingal Stade GmbH. All significant intercompany balances and transactions have been eliminated.

NOTE 2 -- ACQUISITIONS

         On September 1, 1999, GEO purchased from Rhodia Chimie S.A., the former chemical unit of Rhone-Poulenc, all of the outstanding shares of Rhodia's wholly owned French subsidiary. This subsidiary owns both the operating assets of a gallium purification business located in Salindres, France and the shares of a German corporation that carries on gallium extraction operations in Stade, Germany. The purchased business provides various grades of gallium to customers in the semi-conductor market worldwide. The purchase price of $22,475 was allocated as follows:

Current assets                              $  11,657
Property and equipment                          6,270
Other assets                                       67
Liabilities                                    (1,815)
     Net assets acquired                       16,179
Excess of cost over fair value                  6,296
                                            ---------
     Purchase Price                         $  22,475
                                            =========

NOTE 3 -- INVENTORIES

         Inventories consist of the following components:

                                                                 September 30,              December 31,
                                                                     1999                      1998
                                                              -------------------       -------------------

Raw materials............................................          $ 9,067                      $ 3,065
Work in progress.........................................            3,002                          341
Finished goods...........................................            7,707                        6,070
                                                              -------------------       -------------------
                                                                   $19,815                      $ 9,476
                                                                   =======                      =======

NOTE 4 -- REVOLVING LINE OF CREDIT

         In connection with the September 1, 1999 transaction discussed in Note 2, GEO's $25.0 million revolving line of credit was amended to increase the amount available to $45.0 million. At September 30, 1999 and December 31, 1998, GEO had borrowed $21.0 million and $0, respectively, under the agreement. The borrowings outstanding bear interest at 2.25% above the Eurodollar rate. As of September 30, 1999, the rate was 7.75%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.



RESULTS OF OPERATIONS

         The following table sets forth certain consolidated operations data for GEO expressed in millions of dollars and as a percentage of net sales for the respective period:

                               THREE MONTHS ENDED SEPTEMBER 30,              NINE MONTHS ENDED SEPTEMBER 30,
                               --------------------------------            ----------------------------------
                                    1999                  1998                   1999               1998
                                    ----                  ----                   ----               ----
                                  $        %            $        %             $        %         $        %
                             -------    -----      -------    -----      --------    ------   -------    -----
Net sales                    $  37.6    100.0%     $  33.0    100.0%     $  108.2     100.0%  $  92.5    100.0%
Gross profit                     9.5     25.3          6.4     19.4          26.0      24.0      17.0     18.4
Operating income                 4.7     12.5          2.7      8.2          12.2      11.3       7.4      8.0
Net income (loss)                0.9      2.4         (1.7)    (5.1)          1.4       1.3      (0.5)    (0.5)
EBITDA                           7.4     19.7          4.5     13.6          19.8      18.3      13.0     14.1
Net interest expense             3.3      8.8          3.1      9.4           9.8       9.1       6.0      6.5
Capital expenditures             1.3      3.5          1.3      3.9           3.8       3.5       3.8      4.1

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

         Net Sales. Net sales for the three months ended September 30, 1999 were $37.6 million, representing a $4.6 million or 13.9% increase compared to $33.0 million of net sales during the same period in 1998. A substantial amount of the increase was attributable to the TRIMET and gallium acquisitions which added $2.2 million and $1.4 million, respectively, to net sales. Excluding the impact of the acquisitions, net sales were higher by $1.0 million, or 3.0%, driven primarily by sales to the water treatment and construction markets.

         Gross Profit. Gross profit for the three months ended September 30, 1999 was $9.5 million, or 25.3% of net sales, representing a $3.1 million or 48.4% increase compared to gross profit of $6.4 million, or 19.4% of net sales, during the same period in 1998. The TRIMET and gallium acquisitions each contributed $0.7 million to the increase. The remainder of the increase in gross profit was attributable to improved variable margins resulting from lower raw material costs and a more favorable product mix.

         Operating Income. Operating income for the three months ended September 30, 1999 was $4.7 million, or 12.5% of net sales, representing a $2.0 million or 74.1% increase compared to operating income of $2.7 million, or 8.2% of net sales, during the same period in 1998. The increase was primarily due to (i) the contribution of the TRIMET and gallium businesses, net of additional amortization of goodwill and other long-term assets associated with the acquisitions and (ii) the improvement in gross profit resulting from more favorable raw material costs.

         Net Income. Net income for the three months ended September 30, 1999 was $0.9 million, or 2.4% of net sales, representing a $2.6 million increase compared to net income of ($1.7) million during the same period in 1998. The major cause for the increase was the absence of a $1.5 million extraordinary loss related to the early extinguishment of debt in connection with the TRIMET acquisition.

The remainder of the increase was primarily attributable to the after-tax improvement in operating net income.

         EBITDA. EBITDA for the three months ended September 30, 1999 was $7.4 million, or 19.7% of net sales, representing a $2.9 million or 64.4% increase compared to EBITDA of $4.5 million, or 13.6% of net sales, during the same period in 1998. The impact of the TRIMET and gallium acquisitions contributed $1.3 million of the increase, and the remainder of the increase was attributable to improved variable margin contributions resulting from lower raw material costs and a more favorable product mix.

         Net Interest Expense. Net interest expense for the three months ended September 30, 1999 was $3.3 million, or 8.8% of net sales, representing a $0.2 million or 6.1% increase compared to net interest expense of $3.1 million, or 9.4% of net sales, during the same period in 1998. The increase in net interest expense was attributable to additional indebtedness related to the TRIMET acquisition and higher interest rates on the senior subordinated notes.

         Capital Expenditures. Capital expenditures during the three months ended September 30, 1999 were $1.3 million, compared to $1.3 million during the same period in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

         Net Sales. Net sales for the nine months ended September 30, 1999 were $108.2 million, representing a $15.7 million or 17.0% increase compared with net sales of $92.5 million during the same period in 1998. The increase in net sales was primarily attributable to the impact of the acquisition of the TRIMET Technical Products division of Mallinckrodt Inc., which occurred on July 31, 1998. Net sales of the TRIMET group, which produces additives used in the coatings and resins industries, were $23.1 million in the first nine months of 1999. Excluding the impact of the TRIMET acquisition and the acquisition of the gallium business of Rhodia on September 1, 1999, which generated $1.4 million in net sales, GEO's net sales declined by $3.3 million or 3.6% compared to the same period in 1998. This decline in net sales was due to soft markets in the paper and oil & gas industries, especially during the first three months of 1999.

         Gross Profit. Gross profit for the nine months ended September 30, 1999 was $26.0 million, or 24.0% of net sales, representing a $9.0 million or 53.0% increase compared to gross profit of $17.0 million, or 18.4% of net sales, during the same period in 1998. The increase in gross profit was primarily attributable to the TRIMET and gallium acquisitions. The increase in gross profit as a percent of net sales reflects the effect of: (i) lower raw material costs experienced by all product groups, (ii) improved product mix related to the TRIMET and gallium products, and (iii) slightly lower plant operating expenses.

         Operating Income. Operating income for the nine months ended September 30, 1999 was $12.2 million, or 11.3% of net sales, representing a $4.8 million or 64.9% increase compared to operating income of $7.4 million, or 8.0% of net sales, during the same period in 1998. The increase in operating income was primarily attributable to the TRIMET and gallium acquisitions.

         Net Income (Loss). Net income for the nine months ended September 30, 1999 was $1.4 million, or 1.3% of net sales, representing a $1.9 million increase compared to net income of ($0.5) million in the same period in 1998. The increase was due to the operating income generated by the TRIMET and gallium acquisitions, partially offset by increased interest expense incurred to fund the acquisitions and additional income taxes. Also having an impact on the period-to-period comparison was an extraordinary loss of $1.5 million in 1998 due to the early extinguishment of debt in connection with the TRIMET acquisition refinancing.

         EBITDA. EBITDA for the nine months ended September 30, 1999 was $19.8 million, or 18.3% of net sales, representing a $6.8 million or 52.3% increase compared to EBITDA of $13.0 million, or 14.1% of net sales, during the same period in 1998. Most of the increase in EBITDA was attributable to the TRIMET acquisition, which generated $5.8 million of additional EBITDA during the first nine months of 1999 compared to the same period in 1998, when GEO owned the business for only two months. The remaining difference was attributable to improved margins due to lower raw material costs and the contribution of the gallium business which was acquired on September 1, 1999.

         Net Interest Expense. Net interest expense for the nine months ended September 30, 1999 was $9.8 million, or 9.1% of net sales, representing an increase of $3.8 million or 63.3% compared to net interest expense of $6.0 million, or 6.5% of net sales, during the same period in 1998. The increase was due to the additional debt incurred to fund the TRIMET acquisition and the higher borrowing costs associated with the senior subordinated notes.

         Capital Expenditures. Capital expenditures for the nine months ended September 30, 1999 of $3.8 million were similar to the same period in 1998 which were also $3.8 million.

LIQUIDITY AND CAPITAL RESOURCES

         GEO's primary cash needs are working capital, capital expenditures and debt service. GEO has financed these needs from internally generated cash flow, in addition to periodic draws on its existing revolving credit facility. As of September 30, 1999, GEO had no material commitments for capital expenditures.

         Net cash provided by operations for the nine months ended September 30, 1999 was $8.6 million, which consisted primarily of net income of $1.4 million, depreciation and amortization expense of $7.8 million, and a net reduction in working capital.

         Net cash used in investing activities was $23.7 million for the nine months ended September 30, 1999. GEO used $19.9 million for the purchase of the gallium business from a subsidiary of Rhodia Chimie, S.A., and $3.8 million was used to fund other capital expenditures.

         Net cash provided by financing activities was $19.8 million for the nine months ended September 30, 1999. GEO borrowed $21.0 million from its $45.0 million revolving credit facility to finance the purchase of the gallium business, and $1.2 million was used to repay another loan ($0.8 million) and for bond registration and financing fees ($0.4 million).

         In connection with the TRIMET acquisition, GEO refinanced its existing senior debt by issuing $120.0 million of 10 1/8% Senior Subordinated Notes and amending its credit facility to include $25.0 million of borrowing availability under a new senior revolving credit facility. The $25.0 million amended credit facility has a five year duration and no interim amortization requirements. The credit facility was again amended as of September 3, 1999 in connection with the gallium acquisition. The amendment increased the availability under the revolving credit facility to $45.0 million. As of September 30, 1999, GEO had $21.0 million outstanding on the revolving credit facility.

         GEO believes that cash generated from operations, together with amounts available under its senior revolving credit facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

"YEAR 2000" COMPLIANCE

         INFORMATION TECHNOLOGY SYSTEMS. In May 1997, GEO initiated a program to upgrade its information technology systems. The major components of this program include enterprise level integrated applications software, communications software and wide area network and server computers. These components were acquired from leading vendors, including Digital Equipment Corporation, Oracle Corporation, International Business Machines Corporation, Ross Systems, Inc. and MCI Communications Corporation. Each purchased component was represented as being "Year 2000" compliant. GEO has completed its information technology systems upgrade and will conduct system testing and validation through the end of 1999. Since "Year 2000" compliance was a selection criteria for all newly purchased information and auxiliary systems, GEO believes that its information systems, which include its financial, manufacturing, and distribution systems, and the majority of its auxiliary systems, which include its labeling and quality control systems, are compliant. GEO has upgraded auxiliary systems, which include its bar coding system. The invoicing system upgrade was completed by transferring all invoicing functions to newly purchased systems which were represented as being "Year 2000" compliant.

         All GEO servers and associated operating systems are relatively new and therefore believed to be "Year 2000" compliant. Of GEO's remaining systems, one required a ROM upgrade, which was completed during the third quarter of 1999. GEO engaged Compaq Computer Corporation to perform "Year 2000" compliance assessments on all Compaq and Digital Equipment Corporation servers and installed software. Based on the report finding, GEO believes that all critical systems are 100% "Year 2000" compliant. Last minute vendor-supplied "Year 2000" patches continue to be installed. GEO believes it has upgraded and tested approximately 95% of its information technology systems.

         NON-INFORMATION TECHNOLOGY SYSTEMS. GEO believes that its administrative/business applications are "Year 2000" compliant. In light of its completed business/administrative project to upgrade selected non-"Year 2000" compliant computers and convert all office automation tools to Microsoft Office 97 platform, GEO believes that it is "Year 2000" compliant in the area of office automation. Approximately 40 personal computers purchased during 1997 required and received software upgrades. GEO believes that it has accomplished 100% of these upgrades as of June 1999 as part of the office automation conversion project. Sixty computers were also replaced as part of this project.

         GEO's communication infrastructure is comprised of wide and local area networks, which connect 22 locations, and local telephone hardware and service providers. GEO has contacted local and wide area network service providers and hardware vendors to determine any "Year 2000" issues. GEO has received responses from all six of the vendors solicited. All have responded that they are "Year 2000" compliant. GEO has also begun contacting all local telephone service providers to determine their "Year 2000" readiness. To date, GEO has contacted nineteen local telephone hardware and service providers. With the exception of one, all vendors have responded that their equipment and service is "Year 2000" compliant. Equipment replacement is scheduled for the one non-compliant site.

         GEO has conducted internal "Year 2000" compliance audits of its manufacturing facilities and has found no technical infrastructure, manufacturing and warehousing equipment or environmental systems that have the potential to create business interruptions. GEO engaged an outside consultant to verify the results of the internal "Year 2000" compliance audit of its Cedartown, Allentown and Harrison facilities, since these facilities have the most significant financial impact on GEO. These evaluations were completed at the end of April 1999, and GEO received the results of these evaluations in late July 1999. Based on these reports, GEO believes that all critical systems at these manufacturing facilities are 100% "Year 2000" compliant and that such facilities are 100% compliant.

         THIRD PARTY COMMUNICATIONS. To date GEO has solicited 108 suppliers of products and transportation services regarding their "Year 2000" readiness. Of these, 87 responses have been received. All respondents have indicated that they are "Year 2000" compliant. A review of non-respondents will be conducted to access the impact on GEO's business. GEO believes that substitute arrangements can be made for suppliers that are not "Year 2000" compliant and present a potential detriment to GEO's business continuity. GEO has not conducted compliance audits of its utility service providers, including its providers of electricity, natural gas and water. However, GEO has solicited all of its utility service providers for "Year 2000" compliance and all of its providers have responded with expectations of full compliance by December 1999.

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

         "YEAR 2000" EXPENDITURES. GEO's total "Year 2000" expenditures are projected to be $0.2 million. Approximately $0.1 million has been spent through September 1999, and the remaining $0.1 million is projected to be spent during the remainder of 1999. The majority of these expenditures has been in the form of upgrades to existing systems which were not "Year 2000" compliant.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT

         Certain statements contained in this report, including statements containing the words "believes," "anticipates," "intends," "expects," "should," "could," "may," "will," "can," "continue" and "estimate," and similar words, constitute "forward-looking statements" under the federal securities laws. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of GEO, its industry or others to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from GEO's expectations include the following: (1) loss of key customers or increased competitive pressures; (2) changes in customer spending levels; (3) increases in interest rates or GEO's cost of borrowing or a default under any material debt agreement; (4) unavailability of funds for capital expenditures or research and development; (5) changes in governmental, environmental or other regulations; (6) changes in general economic conditions;
(7) the failure of any of GEO's information technology systems or non-information technology systems or any of the associated software to be "Year 2000" compliant; (8) the failure of any of GEO's suppliers, customers or service providers to be "Year 2000" compliant; or (9) the potential inability of GEO to respond to its identified "Year 2000" worst case scenario or any other "Year 2000" failure in a timely manner and in a manner that does not involve material expenditures or loss of business. Given these uncertainties, you should not place undue reliance upon such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The fair value of GEO's fixed rate long-term notes is sensitive to changes in interest rates. Interest rate changes would result in gains/losses in the fair value of the notes due to differences between the market interest rates and rates at the date of the note's issuance. Based on a hypothetical immediate 100 basis point increase in interest rates at September 30, 1999, the fair value of GEO's fixed rate long-term notes would be impacted by a net decrease of $10.1 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of GEO's fixed rate long-term notes at September 30, 1999 of $11.1 million.

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

                                     PART II
                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

         27       Article 5 of Regulation S-X, Financial Data Schedule

         (b)      Reports on Form 8-K.


                  On September 23, 1999, GEO filed with the SEC a Current Report on Form 8-K relating to the purchase, by its newly formed and wholly owned French subsidiary GEO Holdings (Europe) SARL, of a gallium extraction and purification business from Rhodia Chimie S.A. Financial statements and pro forma financial information will be filed, pursuant to the provisions of Item 7(a)(4) of Form 8-K, in an amendment to the Current Report on Form 8-K filed on or before November 22, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GEO SPECIALTY CHEMICALS, INC.



Date: November 15, 1999                      By: /s/ William P. Eckman
                                                --------------------------------
                                                William P. Eckman
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (duly authorized officer and
                                                principal financial officer)