Form 10-K405
period 1999-12-31
GEO SPECIALTY CHEMICALS INC
filed 2000-03-30
CIK 1072548

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  for the fiscal year ended December 31, 1999

                       Commission file number: 333-70011

                         GEO SPECIALTY CHEMICALS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                    Ohio                       34-1708689
       (State or Other Jurisdiction          (I.R.S. Employer
     of Incorporation or Organization)      Identification No.)

                         GEO Specialty Chemicals, Inc.
                       28601 Chagrin Boulevard, Suite 210
                             Cleveland, Ohio 44122
         (Address, including Zip Code, of Principal Executive Offices)

      Registrant's telephone number, including area code: (216) 464-5564

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant cannot be computed, since the registrant's equity is not traded on any public market.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       Shares of Class A Voting Common Stock, $1.00 par value, as of March 30, 2000: 135.835

       Shares of Class B Nonvoting Common Stock, $1.00 par value, as of March 30, 2000: none

===============================================================================

                                    PART I

ITEM 1.  BUSINESS

Introduction to GEO's Business

     GEO Specialty Chemicals, Inc., an Ohio corporation which commenced business in 1993, develops, manufactures and markets a wide variety of specialty chemicals. Through the implementation of a "buy and build" strategy, GEO has successfully positioned itself as a leading supplier of a broad variety of niche products sold to a diverse customer and market base. GEO manufactures over 300 products sold to major industrial customers for such diverse end-use applications as water treatment, pulp and paper processing, oil and gas production, coatings, construction and electronics.

     GEO manages its products within three primary operating groups: process additives, performance chemicals and inorganic specialties. Process additives are primarily chemical components that improve the properties of customers' products. GEO is a leading U.S. producer of a number of process additives that are used in a variety of construction, oil field and coating applications. Process additives represented approximately 39.9% of GEO's total net sales on a pro forma basis for the year ended December 31, 1999.

     Performance chemicals are primarily products used by customers to enhance the productivity of their operations and decrease their operating costs. GEO's performance chemicals consist principally of chemicals used in the water treatment and pulp and paper processing markets. GEO is a leading U.S. producer and marketer of several performance chemicals sold in these markets.
Performance chemicals represented approximately 40.3% of GEO's total net sales on a pro forma basis for the year ended December 31, 1999.

     GEO's inorganic specialties group was created after its recent acquisition of a gallium extraction and purification business from Rhodia Chimie S.A. The inorganic specialties group consists of sales of virgin gallium to various sectors of the electronics market for applications in telecommunications and optoelectronics. These sales represented approximately 8.7% of GEO's total net sales on a pro forma basis for the year ended December 31, 1999.

     In addition to process additives, performance chemicals and inorganic specialties, GEO manufactures and supplies numerous raw materials and intermediates under a long-term reciprocal supply agreement with Henkel Corporation. GEO also produces by-products, which it sells in the merchant market, and raw materials for internal consumption. These activities represented approximately 11.1% of GEO's total net sales on a pro forma basis for the year ended December 31, 1999.

     The pro forma sales percentages set forth above for the year ended December 31, 1999 assume that the acquisition of Rhodia's gallium business was effected as of January 1, 1999.

     GEO was formed by George P. Ahearn and William P. Eckman to build, primarily through acquisitions, a specialty chemical business targeted in strategic markets. GEO's initial acquisition occurred on February 3, 1993 with the purchase of Rhone-Poulenc, Inc.'s Gulf Coast aluminum sulfate business, a manufacturer and supplier of paper processing chemicals and processed clays located in the Southeastern United States, for $3.6 million. On July 15, 1994, GEO acquired the assets of Courtney Industries, Inc., a manufacturer of aluminum-based chemicals used in water treatment and industrial applications, for $5.1 million. The acquisition of Courtney Industries also provided GEO with complementary products to its existing aluminum sulfate business. On June 30, 1995, GEO purchased the customer list relating to the dry aluminum sulfate business of Rhone-Poulenc, Inc. for an aggregate $375,000. GEO acquired seven plants comprising the business and assets of the aluminum sulfate business of Cytec Industries Inc. on December 5, 1996 for $7.3 million. The acquisition of Cytec

Industries further improved GEO's position in the aluminum sulfate market and expanded its network of strategically located plants in the Southeastern United States.

     On March 25, 1997, GEO purchased from Henkel Corporation two modern ISO 9002 certified manufacturing plants located in the United States and involved in the development, manufacture and supply of specialty paper chemicals and construction and process additive chemicals, for $54.2 million. Through the Henkel acquisition, GEO became one of the most diversified specialty chemical suppliers to the paper industry with over 200 products. The Henkel acquisition also provided GEO with over 100 products sold to the construction, oil and gas, and ceramic industries.

     On July 31, 1998, GEO acquired substantially all of the assets of the TRIMET Technical Products Division of Mallinckrodt Inc., for approximately $61.1 million. As a result of the acquisition of TRIMET, GEO became the leading global supplier of dimethylolpropionic acid, marketed under the brand name DMPA(R), and trimethylolethane, marketed under the brand name TRIMET(R), specialty chemicals used primarily in the production of specialty paints and coatings.

     On September 8, 1999, GEO acquired a gallium extraction and purification business from Rhodia Chimie S.A. for the French franc equivalent of approximately $23.3 million. The acquired business provides various grades of gallium to the electronics market for applications in telecommunications and optoelectronics. The acquisition included a gallium purification facility in Salindres, France and a gallium extraction facility in Stade, Germany. As part of the acquisition, GEO was also granted a three year option to acquire a currently dormant gallium extraction facility near Pinjarra, Australia.

Competitive Strengths

     GEO believes that its market leadership positions and significant opportunities for continued growth and increased profitability are primarily attributable to the following strengths:

     Leader in Targeted Markets. GEO is a market leader in a number of specialty chemicals sold to targeted markets. GEO is the U.S. market leader in liquid calcium stearate used in paper coating, which it markets under the brand name NOPCOTE(R). GEO is also a U.S. market leader in the production of naphthalene sulfonate condensates used as additives in the production of concrete and plaster board, which it markets under the brand name LOMAR(R). GEO is also the leading global supplier of dimethylolpropionic acid, marketed under the brand name DMPA(R), and trimethylolethane, marketed under the brand name TRIMET(R), specialty chemicals used primarily in the production of specialty paints and coatings. As a result of its recent acquisition of Rhodia's gallium business, GEO is the world's leading producer of virgin gallium, which is used primarily in integrated circuits and chips for mobile telephones, wireless communications and optoelectronics (light emitting diodes).

     Broad Product Portfolio and Strong Customer Base. GEO manufactures over 300 products used in a wide variety of applications, and sells these products to approximately 1,000 customers. For the year ended December 31, 1999 on a pro forma basis, excluding sales under GEO's supply agreement with Henkel Corporation, GEO's top ten customers accounted for approximately 27% of its net sales and no single customer accounted for more than 5% of its net sales. GEO sells its products to a base of large multinational companies with which it has a longstanding relationship, including International Paper Company, Georgia-Pacific Corporation, Agilent Technologies, Master Builders, Inc., United States Gypsum Company, Zeneca Inc., PPG Industries, Inc., Baker Hughes Incorporated and Westvaco Corporation. GEO believes that the diversity of its customer base, products and end markets provides it with a broad base to grow sales, expand customer relationships and minimize exposure to any particular customer or economic cycle.

     Strong Manufacturing Capability. GEO's major manufacturing facilities have the ability to produce and formulate multiple products, allowing it to meet changing customer requirements for customized products. In addition, GEO has strategically acquired nine small plants located in the Southeast in close proximity to the major U.S. paper mills. The location of these plants provides GEO with key supply points for its pulp and paper chemicals customers and other major industrial accounts. GEO believes that this network decreases its customers' shipping and warehouse costs and provides GEO with a distinct advantage over other suppliers.

     Proven Acquisition Expertise. GEO's senior management has developed significant expertise in identifying and effecting acquisitions within targeted markets. Since GEO's formation in 1993, management has successfully completed six acquisitions. Through these acquisitions, GEO has gained significant experience in integrating acquired companies' plants, personnel and customers into its business. Management believes that its acquisition expertise will allow it to continue to successfully acquire and integrate businesses within targeted markets of the specialty chemicals industry.

     Experienced Management Team. GEO's senior management led by George P. Ahearn and William P. Eckman has an average of 25 years of operating experience in the chemical industry, primarily in specialty chemicals. In addition, GEO has assembled a strong and experienced management team as a result of its acquisitions and has actively worked at developing a unified culture of participative management. Senior management owns approximately 20.72% of GEO's equity.

Business Strategy

     GEO's management has developed a business strategy designed to increase GEO's sales, profitability and share within targeted markets. The key components of GEO's business strategy include:

     Continue Focus on Innovative Products. Consistent with its history, GEO will continue to focus on manufacturing or acquiring businesses which produce innovative products for targeted markets. In particular, GEO will continue to work with its customers to develop specialized products. For example, by working closely with the two leading suppliers of clay proppants used in the stimulation of oil and natural gas wells, GEO has established the leading position in the manufacture of several intermediates used in the manufacture of clay proppants. In addition, GEO supplies "prototype" products to several major construction companies due to its broad product range and technological expertise, as well as its cooperative marketing efforts with these key customers. Based upon its historical accomplishments, GEO believes that it will continue to be successful in developing innovative products for targeted markets.

     Utilize Strong Manufacturing Capability. GEO's plants are strategically located near key customers and have the ability to produce a broad range of products. GEO intends to use this network of plants to capitalize on a growing trend among the major suppliers to the water treatment, pulp and paper and oil field markets to outsource part of their manufacturing. This trend is being driven in part by the efforts of these suppliers to focus greater resources on their product development, technical, and sales and servicing businesses as opposed to their manufacturing operations. GEO has focused part of its marketing and sales efforts on these suppliers.

     Pursue Strategic Acquisitions. GEO has successfully grown through acquisitions and intends to pursue additional strategic acquisitions that will allow it to further improve its market position in targeted markets. GEO also intends to pursue acquisitions in other high growth specialty chemicals markets. GEO will evaluate potential acquisition candidates based upon the ability of GEO to:

     .    expand its product offerings;

     .    gain access to complementary raw materials, customers and markets;

     .    enhance its manufacturing capabilities; and

     .    extend its geographic reach both domestically and internationally.

     Maximize Operating Efficiencies. GEO has historically been successful in achieving operating efficiencies with each of its acquisitions. GEO believes that it can continue to create efficiencies which result in reduced raw material and manufacturing costs and improved cash flow by:

     . cross-selling its expanded product line across a broader distribution and customer network;

     . consolidating raw material purchases to increase purchasing efficiency;

     .    minimizing expenses; and

     .    consolidating manufacturing and distribution operations.

Products and Markets Overview

     The following table shows on a pro forma basis GEO's principal operating groups by product line, primary end-markets and as a percentage of sales for the years 1997, 1998 and 1999. The pro forma sales percentages assume that the Henkel, TRIMET and Rhodia gallium acquisitions were each effected on January 1, 1997.

                                                                     Percentage of Sales
                                                                     -------------------
Operating Group          Product Line           Primary End-Markets  1997  1998  1999
-----------------------  ---------------------  -------------------  ----  ----  -----
Performance Chemicals    Aluminum Products      Pulp & Paper, Water  21.2  22.6  24.0
                                                 Treatment
                         Formulated Products    Pulp & Paper         15.9  13.6  10.1
                         Stearates              Pulp & Paper          4.4   4.5   6.2
                                                                     ----  ----  ----

       Total Performance Chemicals ...............................   41.5  40.7  40.3

Process Additives        Naphthalene Sulfonate  Construction, Oil    20.3  20.8  22.1
                          Condensates/Other      Field
                          Chemicals
                         Polyols                Coatings             15.0  15.4  16.4
                         Clay Products          Oil Field             3.6   3.6   1.4
                                                                     ----  ----  ----

       Total Process Additives ...................................   38.9  39.8  39.9

Inorganic Specialties    Gallium                Electronics           9.9   9.6   8.7

Other(1)                                                              9.7   9.9  11.1
                                                                     ----  ----  ----
       Total                                                          100%  100%  100%

-------------------------

(1) Comprised of formaldehyde, calcium formate and sales pursuant to GEO's reciprocal supply agreement with Henkel Corporation.

Performance Chemicals

     Pulp & Paper. Specialty pulp and paper chemicals include a wide range of chemicals, most of which are proprietary formulations that require extensive customer support. Unlike commodity pulp and paper chemicals that are sold on the basis of a specification and are the same for every manufacturer, specialty pulp and paper chemicals are unique products made to accomplish a specific application. In addition, some pulp and paper chemicals are classified as specialty chemicals because of the targeted markets they serve and the high barriers of entry in those markets. Specialty pulp and paper chemicals are generally sold based upon performance considerations. In particular, their value in the marketplace stems from the degree to which the products are tailored to meet the needs of the customer.

     Specialty pulp and paper chemicals are used to increase the strength of printed paper, improve paper printability and enhance the manufacturing process. The pulp and paper specialty chemical market is primarily driven by:

     .    the overall growth of the pulp and paper industry;

     .    trends to improve paper mill efficiencies;

     .    developments in paper production technology; and

     .    environmental regulations and mandated paper recycling.

     Within the pulp and paper specialty chemical industry, GEO markets over 200 products in the following major areas: defoamers, coatings and lubricants, flocculants and coagulants, and other specialty pulp and paper chemicals.

     Defoamers. GEO's defoamers are used to prevent excess foaming in equipment and to eliminate air bubbles during various stages of the papermaking process. The product type and amount used vary by paper mill depending on the type of pulp used and operating conditions. GEO markets approximately 80 defoamers. GEO's large product line and its sales and marketing strategy of selling to paper mill suppliers as well as paper mills directly has resulted in significant sales and market share. GEO competes primarily with Callaway Chemical Company, a chemical company of Vulcan Materials Company, Nalco Chemical Company, Vinings Industries, Inc. and Betz-Dearborn Incorporated in this segment of the pulp and paper industry.

     Coatings/Lubricants. GEO's specialty pulp and paper chemicals are also used in the coating and lubricating aspects of the papermaking process, primarily to improve the efficiency and performance of the manufacturing process. GEO markets approximately 40 products which provide enhanced printability, surface smoothness, glossing ease and processing efficiency. Within this segment, GEO has focused on calcium stearate lubricants, which it markets under the trade name NOPCOTE(R). GEO believes that it is the market leader for this product. GEO's brand recognition and its reputation for quality has created strong customer relationships and a resulting strong market share in this segment. GEO competes primarily with BASF Corporation and Sequa Corporation in this segment of the pulp and paper industry.

     Flocculants/Coagulants. GEO's flocculants and coagulants are used in the paper formation process and the treatment of pulp and paper mill wastewater. GEO believes it is a leading seller of these products, including polyaluminum chloride and aluminum sulfate, to the U.S. pulp and paper industry. GEO competes primarily with General Chemical Corporation, Gulbrandsen Co., Inc. and Southern Ionics, Inc. in this segment of the pulp and paper industry.

     Other. GEO also supplies sizing agents, cleaners, dry and wet strength resins, wetting and re-wetting agents, and deposit control agents to the specialty pulp and paper chemical market. These products have such diverse applications as maintaining the integrity of paper fibers, improving the ability of paper to withstand various temperature conditions, and ensuring an efficient manufacturing process. GEO markets approximately 75 of these products and competes with various companies, including Huntsman Corporation, Hercules Incorporated and Buckman Laboratories International Inc.

     Water Treatment. The U.S. specialty chemical water treatment market is comprised of two segments: industrial water treatment and municipal water treatment. The industrial water treatment segment uses specialty chemicals primarily to purify water for manufacturing processes, since the use of untreated water results in low product quality and accelerated equipment degradation. The industrial segment is also required by environmental regulations to treat its wastewater. Demand in this segment is therefore driven by both the level of industrial production and environmental regulations.

     The municipal water treatment segment uses specialty chemicals primarily to purify water sources into a consumable form. Municipalities must also comply with environmental regulations. The following factors are expected to result in continued growth for specialty water treatment chemicals:

     .    increased industrial production;

     .    more stringent environmental regulations;

     .    increased scarcity of consumable water; and

     .    population growth.

     Within the specialty chemical water treatment industry, GEO markets products in the following major areas: flocculants and coagulants.

     Flocculants/Coagulants. Flocculants and coagulants remove suspended matter from water and are essential to the treatment of industrial processing water, wastewater and drinking water. Coagulants are used to achieve primary separation of fine particles. Flocculants are added after the primary coagulant to cause the separated particles to clump together and settle out more rapidly. GEO is a leading U.S. manufacturer of several flocculants and coagulants, including aluminum sulfate which is used as both a flocculant and coagulant for the treatment of water in the industrial and municipal markets. GEO markets over 70 products in this segment.

     GEO derives its strong market position from the strategic location of its plants and its status as a low cost producer. The close proximity of GEO's nine small plants to its customer base, most notably its pulp and paper customers, provides GEO with a distinct advantage over its competitors, allowing it to deliver its products in a more timely and cost effective manner. GEO's source of kaolin clay, which is used in the production of aluminum sulfate, provides a strategic raw material enabling GEO to be a low cost supplier in the market. These factors along with the low quality of water in the Southeastern U.S., where GEO primarily operates, has resulted in strong market share for GEO.
In this segment, GEO competes with General Chemical Corporation, Gulbrandsen Co., Inc., Summit Research Labs, Kemwater North America Company, a subsidiary of Pioneer Companies, Inc., and Delta Chemical Corp.

Process Additives

     Construction. GEO competes primarily in two segments of the construction industry: concrete additives and plaster board.

     Concrete Additives. GEO's naphthalene sulfonate condensates and the other specialty chemicals that it sells in this segment of the construction market are used as additives to increase the strength and workability of concrete. These products also improve the ability of concrete to withstand deterioration due to temperature variations and corrosive agents. Major markets for these products include roadway construction and repair and residential and commercial construction. GEO markets approximately 30 products in this market. GEO competes in this segment with the Hampshire Division of The Dow Chemical Company and Handy Chemicals Ltd., a subsidiary of Rutgers Organics GmbH.

     Plaster Board. GEO's naphthalene sulfonate condensates and the other specialty chemicals that it sells in this segment of the construction market are used to shorten the drying time and expedite the manufacture of plaster board. Demand for GEO's products in this market is primarily a function of the level of residential and commercial construction. GEO is the leading U.S. manufacturer of naphthalene sulfonate condensates to the plaster board market. GEO markets approximately 10 products for plaster board use. GEO developed the application of naphthalene sulfonate condensates in this market and is considered to be the technology leader. GEO is also a leading manufacturer of foaming agents and defoamers to the plaster board industry. Major customers include the four leading plaster board producers: United States Gypsum Company, Georgia-Pacific Corporation, National Gypsum and James Hardie. GEO competes primarily with the Hampshire Division of The Dow Chemical Company and Handy Chemicals Ltd., a subsidiary of Rutgers Organics GmbH.

     Coatings. Primarily concentrated in the United States, Western Europe and Japan, the global market for paint and coating chemicals is split primarily into two applications: construction, primarily new home construction, and consumer durables, including motor vehicles, home furnishings, outdoor equipment and household appliances. Demand for paint and coating chemicals is largely a function of construction expenditures, motor vehicle production and general consumer spending.

     In addition, environmental concerns have resulted in increased demand for more environmentally-friendly water-based paints and coatings and the specialty chemicals used in their production. This increase has been most pronounced in the construction industry, where most household paints now use water-based paint and coatings. In the 1990s, the shift towards water-based paints and coatings spread to the consumer durables sector and other industrial sectors as well, resulting in continued growth in the paint and coating chemicals market.

     Within the specialty paint and coating chemicals market, GEO manufacturers and supplies two products: DMPA(R) and TRIMET(R).

     DMPA(R). GEO's DMPA(R) is used in the production of such products as wood varnishes, leather coatings, adhesives and automotive parts. GEO believes that its DMPA(R) product, with its environmentally-friendly profile and superior performance, will benefit from the worldwide trend towards more stringent environmental standards for many paint and coating products. GEO is the only producer of DMPA(R) in the world and supplies such major manufacturers as Zeneca Corp., PPG Industries, Inc. and Reichhold Chemicals, Inc.

     TRIMET(R). GEO's TRIMET(R) product is used in the production of such products as: automotive finishes, where it improves gloss and hardness; outdoor equipment, where ultra-violet resistance is enhanced; and decorative finishes for home furnishings, where it improves water resistance. TRIMET(R) is also used as a surface treatment in the production of can coatings and architectural paints. GEO believes that its TRIMET(R) product, with its environmentally-friendly profile and superior properties, will also benefit from the worldwide trend towards more stringent environmental standards for many paint and coating products. GEO has no direct competition for its TRIMET(R) product and supplies such major manufacturers as McWorter Corporation, Reichhold Chemicals, Inc., Cook Composites Company and Kerr-McGee Chemical Corporation.

     Oilfield. The North American oilfield chemical market uses many specialty chemicals for cementing, stimulation and production. Demand for oilfield specialty chemicals is a function of exploration expenditures, oil and gas production and crude oil and gas prices. The increased exploration efforts in the Gulf of Mexico, particularly at deeper depths, and increased oil production in Canada and Mexico will drive demand in North America for oilfield specialty chemicals.

     Within the oilfield specialty chemicals market, GEO markets approximately 25 products in the following major areas: cementing, stimulation and production.

     Cementing. In the cementing market, GEO's naphthalene sulfonate condensates are used to enhance the physical properties of cement used for well casings. GEO's naphthalene sulfonate condensates allow for improved handling of cement, resulting in reduced energy requirements for pumping at greater depths. In this market, GEO competes with the Hampshire Division of The Dow Chemical Company and several alternative specialty chemicals.

     Stimulation. GEO manufactures calcined clay and bauxite used as an intermediate in the manufacturing of clay proppants. Clay proppants are used in the stimulation of oil and natural gas wells. GEO markets 12 products, and competes primarily with CE Minerals, Inc., in this segment.

     Production. GEO also manufactures its naphthalene sulfonate condensates for oil production. These products are used primarily to facilitate the de-watering of crude-oil. GEO competes primarily with Witco Corporation in this market.

Inorganic Specialties

     Gallium. As a result of its recent acquisition of Rhodia's gallium business, GEO is the world's leading producer of virgin gallium, which is used primarily in integrated circuits and chips for mobile telephones, wireless communications and optoelectronics (light emitting diodes).

Competition

     GEO competes with a variety of specialty chemical manufacturers. Certain of GEO's principal competitors are less highly leveraged and have greater financial resources than GEO. As a result, these competitors may be better able to withstand volatility within the industry or the economy as a whole while maintaining greater operating and financial flexibility than GEO. This advantage could allow these competitors to invest more resources than GEO in technological and product development, sales and marketing and other areas and, therefore, to gain market share against GEO. In addition, a number of GEO's product applications are customized or sold into specialized markets. These specialized markets might attract additional competitors with greater financial, technological or manufacturing resources than GEO. Any entrants into these specialized markets could take market share from GEO.

Sales and Marketing

     GEO markets its products through a variety of strategies, depending upon the nature of the product being sold. Performance chemicals are generally marketed through direct, on-site visits to process industry manufacturers, such as pulp and paper manufacturers. These on-site visits typically include trial applications and demonstrations of the cost-effectiveness of the performance chemicals and involve follow-up on-site visits and ongoing technical assistance. In these direct, on-site marketing efforts GEO succeeds by demonstrating the superior performance of its product.

     Process additives are generally marketed through a cooperative effort with customers at the research and development phase of the manufacturing process. Representatives of GEO work with customers in developing a desired product by providing up-front technical assistance. This marketing method involves GEO's process additives being included in the customers' formulations, thereby allowing GEO to establish long-term relationships with customers in this product segment.

     GEO also relies upon more traditional methods of marketing for a number of its products. GEO markets to distributors through purchasing agents for the sale of many products in its aluminum flocculants line. GEO also sells numerous products to indirect suppliers and distributors, including such products as aluminum chlorhydrate, aluminum chloride solutions and liquid and dry aluminum sulfate. The use of purchasing agents, indirect suppliers and distributors has enabled GEO to market its products on a wide geographic scale, including the West Coast and other locations where GEO has no regional sales coverage, and into smaller markets that are not economically feasible for GEO to target directly.

     GEO markets certain products by participating in formal bid procedures, most commonly in connection with the supply of specialty chemicals to municipalities that operate water treatment, recirculation and effluent treatment facilities and manufacturers in the pulp and paper industry.

     GEO is able to market a number of its products through brand recognition and industry leadership. GEO is the largest domestic producer of calcium stearate, which it sells under its trade name NOPCOTE(R), and naphthalene sulfonate condensates products, which are used as dispersants in the concrete, plaster board, oilfield and other industries and are sold by GEO under its trade name LOMAR(R). GEO is also the second largest domestic producer and technical marketer of aluminum sulfate, a leader in the market for aluminum-based flocculants and coagulants used in the treatment of water, sold by GEO under the trade name ULTRAFLOC(R), and a recognized leader in the manufacture of defoamers used in papermaking, sold by GEO under the trade name GEO FM.

     GEO's TRIMET products are marketed through several sales representatives and one distributor that were retained as part of the TRIMET acquisition. The TRIMET sales representatives include a manager and two direct salesmen located in the United States and a direct salesman located in Europe. GEO plans to improve the marketing of TRIMET products through the addition of customer service and technical support personnel dedicated to the TRIMET customer base.

     Gallium, an inorganic specialty used primarily in electronics applications, is sold based on its purity and form. GEO markets and sells gallium worldwide through a network of agents and distributors.

     GEO's global net sales for fiscal 1999 were $147.1 million. Domestic U.S. Sales of $126.4 million represented approximately 85.9% of total net sales and overseas sales of $20.7 million represented approximately 14.1% of total net sales.

Reciprocal Supply Agreements with Henkel Corporation

     In the Henkel acquisition, GEO entered into reciprocal supply agreements with Henkel. Under these agreements, Henkel supplies GEO with various raw materials, intermediates and toll products and GEO supplies Henkel with numerous products made by Henkel prior to the acquisition. The agreements require GEO and Henkel to purchase all of their requirements for the covered products from the other party. However, GEO and Henkel are not required to supply products exceeding 110% of the volume supplied under the agreements during the previous year. The prices charged by GEO, or by Henkel for toll products, may be increased quarterly, but only to the extent of changes in the price of raw materials or overhead costs. Henkel may adjust its prices on non-toll products quarterly based on market prices. The term of the supply agreements is three or five years, depending on the product supplied.

     The aggregate price of products purchased by GEO from Henkel under the supply agreements for the year ended December 31, 1999 was approximately $9.6 million, of which $3.9 million was for toll products and $5.7 million was for raw materials and intermediates. The aggregate price of products purchased by Henkel from GEO for the same period was approximately $8.8 million. More than 1,000 product formulations are subject to the terms of the supply agreements. The primary products supplied by GEO to Henkel include defoamers, softeners and naphthalene sulfonate condensates. The primary products supplied by Henkel to GEO include fatty acids used as raw materials and toll products such as wet strength resins and polyacrylates.

Raw Materials

     GEO uses a variety of specialty and commodity chemicals in its manufacturing processes. These raw materials are generally available from several suppliers and are typically purchased by GEO under agreements negotiated annually with two or more vendors per raw material. GEO currently has in place multiple long-term supply contracts ranging in duration from 3 to 6 years for key raw materials, including fatty acids, kaolin and bauxite clay and propoxylated butanols. GEO is vertically integrated with its own source of kaolin clay used in the manufacture of certain of its aluminum and clay products and formaldehyde used in the manufacture of DMPA(R) and TRIMET(R).

     At its Stade, Germany facility, GEO extracts gallium from bauxite provided under a long-term agreement with a vendor located at a neighboring facility.

     Although GEO has historically passed on raw material price increases to its customers within 90 to 120 days, GEO can provide no assurance that it will be able to do so in the future. If material price increases cannot be passed on to customers in a reasonable time, GEO's financial condition could be adversely affected.

Intellectual Property

     GEO believes that trademarks are important competitive factors in a number of the markets in which it competes. The use of trademarks often represents quality and performance as well as industry leadership. A number of GEO's principal products are sold under registered trademarks, including liquid calcium stearate used as coatings and lubricants in the papermaking process (NOPCOTE(R)), trimethylolethane (TRIMET(R)) and dimethylolpropionic acid (DMPA(R)) used in the coatings and resins markets, naphthalene sulfonate condensates used as dispersants in the concrete, plaster board, oilfield and other industries (LOMAR(R)), aluminum-based flocculants and coagulants used in the treatment of water (ULTRAFLOC(R)), and defoamers used in papermaking (GEO
FM). GEO's trademarks should remain protected under federal law as long as they are commercially used by GEO.

     In the acquisition of Rhodia's gallium business, GEO was assigned various patents relating to the extraction and purification of gallium. These patents have expiration dates ranging between 2000 and 2010. Although GEO considers these patents to be important to its gallium business, there can be no assurance that any of these patents will provide adequate protection for the process or technology that it covers.

Employees

     As of December 31, 1999, GEO employed approximately 470 persons, the majority of whom are involved in production and operations, with the balance engaged in administration, research and development, sales, customer service and clerical work. Approximately 71 employees located at the Cedartown, Georgia facility, 59 employees at the Allentown, Pennsylvania facility, 19 employees at the Bastrop, Louisiana facility, 9 employees at the Baltimore, Maryland facility, 4 employees at the Georgetown, South Carolina facility, and 2 employees at the Chattanooga, Tennessee facility are unionized and covered by collective bargaining agreements. These collective bargaining agreements have expiration dates ranging between December 2000 and March 2002. The unionized employees of GEO located at the Allentown, Bastrop and Baltimore facilities are represented by the International Chemical and Atomic Workers, those located at the Cedartown facility by the United Food Workers, those located at the Georgetown facility by the United Paper Workers, and those located at the Chattanooga facility by the United Steel Workers. In Europe, GEO has approximately 18 employees at its Salindres, France plant and 12 employees at its Stade, Germany plant. Most of the employees at these European sites are part of national labor unions. GEO believes that its relationship with its employees is good. GEO has experienced no work stoppages at any of its facilities since its inception in 1993.

Environmental Matters


     GEO believes that it is in substantial compliance with the environmental laws applicable to its facilities. GEO has no reason to believe that the discovery of presently unknown environmental conditions or changes in the scope, interpretation or enforcement of any environmental laws will have a material adverse effect on GEO's business or financial condition.

     Aluminum Sulfate Facilities. Six of GEO's facilities use aluminum-bearing clay as the basic raw material in the manufacture of aluminum sulfate. These facilities generate a by-product known as process silica. GEO has historically managed this by-product in on-site impounds. These impounds have impacted groundwater quality by affecting the level and flow of groundwater, and by producing elevated levels of aluminum, sulfates and acidity in the groundwater. GEO currently operates seven of these impounds and is addressing the groundwater issues at each of these facilities. Most of these facilities are working with their respective state environmental protection agencies to address the potential groundwater contamination through periodic monitoring.

     The cost of closing these impounds varies by facility, depending on state requirements, the size and age of the facilities, the extent of the contamination, and whether impounded water must be transported off-site. Estimates for the closure of an impound range from $200,000 to $700,000. Monitoring and reporting typically would be required for twenty to fifty years following closure, and the associated costs range from $10,000 to $25,000 annually per facility. As of March 30, 2000, GEO had completed the closure of one such impound, at a cost of $674,000.

     On February 10, 1998, GEO's Bastrop, Louisiana facility received a compliance order from the Louisiana Department of Environmental Quality regarding the design and capacity of its five acre impound. The state agency directed the facility to improve the structure of the impound to enable the impound to withstand significant rainfalls without breaching or spilling over the dikes. The facility was not fined in connection with this order. On March 10, 1999, the state agency issued a compliance order and notice of potential penalty for alleged violations of the facility's water pollution permit in response to events occurring in December 1998 and January 1999. The state agency alleged the unauthorized discharge of wastewater from the impound and storm water contamination. On April 1, 1999, the state agency issued a compliance order arising out of the same events that occurred in December 1998 and January 1999 relating to alleged solid waste violations. Both of theses orders were consolidated into one action and all issues raised by the state agency have been addressed, there were no fines or penalties assessed in connection with either order and GEO has been advised that it will receive an "all violations clear" letter from the state agency for both orders.

     Former Henkel Facilities. GEO's Harrison, New Jersey facility is subject to a 1994 declaration of environmental restrictions. This deed restriction relates to a portion of the facility that has been capped due to contamination from prior operations. As of March 30, 2000, GEO had not incurred any material costs in connection with this matter.

     Former operators of GEO's Cedartown, Georgia facility buried at the facility approximately 1,500 gallons of tall oil and 700 drums of obsolete products and raw materials. As a result, in 1990 a portion of the Cedartown facility was listed as a "Superfund" site on the National Priorities List pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Henkel Corporation and the U.S. Environmental Protection Agency entered an administrative order on consent related to the Superfund site. On behalf of Henkel, GEO conducts all groundwater and surface water monitoring and complies with the reporting obligations under the administrative order. Under the asset purchase agreement between the parties, Henkel is responsible for paying, and must indemnify GEO for, all such compliance costs. Pursuant to its indemnification obligation, Henkel had either paid or reimbursed GEO for all expenses arising from the Cedartown's status as a Superfund site as of March 30, 2000.

     GEO's Cedartown, Georgia facility is also subject to a 1993 corrective action consent order between Henkel and the Georgia Department of Natural Resources. The consent order relates to the remediation of surface and groundwater contamination from prior operations at the facility. The facility is listed in the State of Georgia Master Sites List for Hazardous Waste Sites. On behalf of Henkel, GEO conducts the groundwater and surface water remediation and also complies with the monitoring and reporting requirements under the consent order. Under the asset purchase agreement between the parties, Henkel is responsible for paying, and must indemnify GEO for, these compliance costs. Pursuant to its indemnification obligation, Henkel had either paid or reimbursed GEO for all such compliance costs as of March 30, 2000.

     Little Rock Mining Facility. Upon completion of mining activities at GEO's Little Rock, Arkansas facility, two impounded pits must be reclaimed. GEO will comply with all reclamation requirements, but does not anticipate that it will incur material costs in connection with these requirements.

     TRIMET Properties. In the acquisition of TRIMET, GEO acquired approximately 95 acres of an approximately 385 acre site. Mallinckrodt Inc. continues to own the larger site, of which GEO will lease a very small portion, consisting of a warehouse and wastewater treatment system. There is groundwater and soil contamination on the larger site from former explosive manufacturing operations. The larger site has at times been the subject of federal and state investigations. The site that GEO will own is subject to extensive air, water, solid waste and hazardous substance regulations. Prior to the acquisition, Mallinckrodt installed modern pollution control equipment throughout the smaller site to comply with these requirements. Mallinckrodt will indemnify GEO for all pre-closing environmental liabilities associated with the larger site. Mallinckrodt will also indemnify GEO for the following amounts of any pre-closing liabilities associated with the smaller site:

  - during the first year after the closing date, 80% of all liabilities in excess of $3.0 million;

  - during the second year after the closing date, 60% of all liabilities in excess of $2.4 million;

  - during the third year after the closing date, 40% of all liabilities in excess of $1.8 million;

  - during the fourth year after the closing date, 20% of all liabilities in excess of $1.2 million; and

  - during the fifth year after the closing date, 10% of all liabilities in excess of $600,000.

     Pursuant to its indemnification obligation, Mallinckrodt has reimbursed GEO for approximately $20,000 of monitoring costs incurred by GEO as of March 30, 2000 at the larger site. With respect to the smaller site, as of March 30, 2000 GEO has incurred less than $50,000 in environmental expenses. Because of the applicable deductible, Mallinckrodt was not required to reimburse GEO for any of these expenses incurred at the smaller site.

     Environmental Reserves. At December 31, 1999, GEO had reserves of $1,941,191 for environmental liabilities.

ITEM 2.    PROPERTIES

     GEO's manufacturing operations are conducted at the facilities described below.

                                                                        Approximate
                                                                         Capacity
Location                      Products Manufactured                     Tons/Year    Owned/Leased
--------                      ---------------------                    -----------   ------------
Allentown, Pennsylvania       DMPA(R), TRIMET(R), formaldehyde               69,500      Owned(1)
                              and calcium formate
Baltimore, Maryland           aluminum chlorhydrate, aluminum              variable      Owned
                              chloride solutions and polyaluminum
                              chloride
Bastrop, Louisiana            aluminum sulfate -- liquid, dry and            60,500      Owned
                              anhydrous, aluminum chloride and
                              polyaluminum chloride
Cedartown, Georgia            over 200 formulated products                   66,500      Owned
Chattanooga, Tennessee        aluminum sulfate                               25,000      Owned
Coosa Pines, Alabama          aluminum sulfate                               40,000      Owned(2)
Counce, Tennessee             aluminum sulfate blended products              20,000      Owned
Demopolis, Alabama            aluminum sulfate                               21,000      Owned
DeRidder, Louisiana           aluminum sulfate                               45,000      Owned(3)
Georgetown, South Carolina    aluminum sulfate                               45,000      Owned
Harrison, New Jersey          calcium stearate and defoamers                 18,000      Owned
Little Rock, Arkansas         calcined bauxite and kaolin                   100,000      Owned(4)
Monticello, Mississippi       aluminum sulfate                               32,000      Owned
Naheola, Alabama              aluminum sulfate                               24,000      Owned(3)
Plymouth, North Carolina      aluminum sulfate                               38,000      Owned
Salindres, France             gallium purification, gallium oxide                50      Owned
Stade, Germany                gallium extraction                                 24      Owned(5)

_____________

(1) Although GEO owns the 95.56 acres on which the Allentown facility is located, it leases a warehouse and a sludge processing facility on an adjacent parcel (apart from the real property on which it is located).

(2) The Coosa Pines facility is held 4.9 acres in fee and 15.8 acres in leasehold.

(3)  The DeRidder and Naheola facilities are located on leased land.

(4) The Little Rock facility is held 512 acres in fee and 29.9 acres under land contract.

(5)  The Stade, Germany facility is located on leased real property.

     GEO's executive offices are located in Cleveland, Ohio. GEO maintains sales offices in Little Rock, Arkansas; Baltimore, Maryland; Charlotte, North Carolina; and Horsham, Pennsylvania. GEO also has financial and treasury staff located in Lafayette, Indiana, administrative and technical support facilities located in Horsham, Pennsylvania and Charlotte, North Carolina, and a sales and administrative office in Paris, France. GEO believes that its facilities are in good operating condition and adequate to meet anticipated requirements in the near future.

ITEM 3.  LEGAL PROCEEDINGS

     In the ordinary course of business, GEO is periodically named as a defendant in a variety of lawsuits. GEO believes that its pending cases will not have a material adverse effect on its business or financial condition.

     During 1999, GEO entered into a settlement with respect to a toxic tort lawsuit commenced in Harrison County, Texas against 102 named defendants. The plaintiffs in the action were employees, former employees and the families of such employees of the Monarch Tile Company tile plant in Marshall, Texas. The plaintiffs alleged that they were exposed to hazardous substances in the course of their employment at the Monarch plant and that GEO or its predecessor was a manufacturer of one of those substances. GEO disputed that its substances were hazardous or responsible for the plaintiffs' alleged injuries. GEO settled this case with no material adverse effects to the company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders in the fourth quarter of 1999.

                                    PART II


ITEM 5.  MARKET FOR GEO'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     There is no established public trading market for GEO's equity securities.

     GEO has not paid any dividends on its common shares since its inception and does not expect to pay any dividends in the near future. GEO's senior credit facility and the indenture that governs GEO's senior subordinated notes limit GEO's ability to pay dividends. GEO's senior credit facility prohibits GEO from paying any dividends to its shareholders other than in the form of its capital stock. The indenture prohibits GEO from paying any cash dividend at any time that its fixed charge coverage ratio is less than 2.0 to 1.0 or any default exists under the indenture. In addition, GEO may not pay cash dividends in an amount exceeding 50% of its cumulative net income from the date of issuance of the notes plus 100% of the proceeds received by GEO from the sale of its capital stock or an equity contribution by its shareholders. GEO may, under the indenture, pay dividends in the form of its capital stock.

     As of March 30, 2000 there were six holders of GEO's class A voting common stock and no holders of its class B nonvoting common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The table shown on the next page includes the following summary financial data of GEO:

     . historical operating and other data of GEO's predecessor for the years ended December 31, 1995 and 1996;

     . historical operating and other data of GEO's predecessor for the period from January 1, 1997 through March 24, 1997 and of GEO for the period from March 25, 1997 through December 31, 1997;

     . historical operating and other data of GEO for the years ended
       December 31, 1998 and 1999; and

     . balance sheet data as of December 31, 1995, 1996, 1997, 1998 and 1999.

     GEO is referred to as the "predecessor" for the period from January 1, 1995 through March 24, 1997. GEO is referred to as the "successor" for the period from March 25, 1997 through December 31, 1999. This reflects the purchase of a 79% interest in GEO by Charter Oak Partners on March 25, 1997, which was accounted for as a purchase of GEO to the extent of the ownership change.

     The period-to-period comparability of the summary financial data shown below is materially affected by the four acquisitions that GEO has completed from 1995 through 1999. See "Introduction to GEO's Business."

     The summary financial data shown below for the period from January 1, 1997 through March 24, 1997, the period from March 25, 1997 through December 31, 1997 and the years ended December 31, 1998 and 1999 and as of December 31, 1998 and 1999 has been derived from the financial statements of GEO and its predecessor, which are included in Exhibit 99.1 to this Annual Report. The summary financial data for the years ended December 31, 1995 and 1996 and as of December 31, 1995, 1996 and 1997 has been derived from the financial statements of GEO and its predecessor which are not included in this Annual Report.

     You should read the summary financial data presented below along with the financial statements of GEO and its predecessor and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                       Selected Historical Financial Data
                             (dollars in thousands)

                                                                  Predecessor                               Successor
                                                        --------------------------------       -------------------------------
                                                                                  Jan. 1       March 25
                                                        Years Ended Dec. 31,     through       through      Years Ended Dec.31,
                                                        -------------------      March 24,     Dec. 31,     ------------------
                                                         1995         1996         1997          1997         1998       1999
                                                        -------     -------      -------       -------      -------    -------
Operating Data:
Net sales...........................................    $21,187      $23,869      $ 9,109      $ 91,727    $126,560    $147,080
Cost of sales.......................................     18,112       20,649        8,542        72,626     101,638     112,669
                                                        -------      -------      -------      --------    --------    --------
Gross profit........................................      3,075        3,220          567        19,101      24,922      34,411
Selling, general and administrative expenses........      2,071        2,191          808        11,078      14,092      18,906
                                                        -------      -------      -------      --------    --------    --------
Income (loss) from operations.......................      1,004        1,029         (241)        8,023      10,830      15,505
Other income (expense):
Net interest expense................................     (1,164)      (1,118)        (420)      (5,004)     (9,097)     (13,376)
Other...............................................        369          136          (15)         (26)       (118)         (27)
                                                        -------      -------      -------     --------    --------     --------
                                                           (795)        (982)        (435)      (5,030)     (9,215)     (13,403)
Income (loss) before taxes and
 extraordinary loss.................................        209           47         (676)       2,993       1,615        2,102
Provision for income taxes..........................         --           --           --          999         667        1,023
                                                        -------      -------      -------     --------    --------     --------
Income (loss) before extraordinary loss.............        209           47         (676)       1,994         948        1,079
Extraordinary loss on early extinguishment of
 debt, net..........................................         --         (113)          --         (505)     (1,496)          --
                                                        -------      -------      -------     --------    --------     --------
Net income (loss)...................................    $   209      $   (66)     $  (676)    $  1,489    $   (548)    $  1,079
                                                        =======      =======      =======     ========    ========     ========
Other Financial Data:
EBITDA(1)...........................................    $ 1,630      $ 1,846      $   107     $ 11,783    $ 18,077     $ 26,156
Capital expenditures................................        531          559          127        3,177       6,755        6,223
Net cash from operating activities..................        788        1,410       (1,515)       5,629       9,606       11,608
Net cash from investing activities..................       (187)      (8,103)        (127)     (57,387)    (67,861)     (29,448)
Net cash from financing activities..................       (601)       6,693        1,642       52,454      59,204       21,683
Depreciation, depletion and amortization............        792        1,022          363        4,334       7,905       11,315
Ratio of earnings to fixed charges(2)...............       1.2x         1.0x           --         1.6x        1.2x         1.2x

                                                             Predecessor                      Successor
                                                        --------------------      ---------------------------------
                                                            As of Dec. 31,                  As of Dec. 31,
                                                        --------------------      ---------------------------------
                                                          1995         1996         1997         1998       1999
                                                        -------      -------      -------      --------    --------
Balance Sheet Data:
Cash and cash equivalents...........................    $    --      $    --      $   696      $  1,645    $  4,696
Total assets........................................     14,484       25,458       98,312       164,525     198,166
Total debt, excluding current portion...............      5,801       13,456       58,814       120,000     143,000
Shareholders' equity................................      1,443        1,377       16,390        21,842      22,305

--------------
(1) EBITDA represents income (loss) before income taxes, net interest expense, depreciation, depletion, amortization and other non-recurring items such as gains or losses on sales of property, extraordinary items, acquisition purchase price adjustments and professional fees incurred for failed or aborted acquisitions. EBITDA does not represent net income or cash flows from operations as those terms are defined by generally accepted accounting principles and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. GEO's measure of EBITDA may not be comparable to those reported by other companies.

Components of GEO's EBITDA are as follows:


                                                    Predecessor                               Successor
                                        -----------------------------------      -----------------------------------
                                           Years Ended        Jan. 1, 1997       March 25, 1997         Years Ended
                                            Dec. 31,           through              through               Dec. 31,
                                        1995       1996      March 24, 1997        Dec. 31, 1997      1998      1999
                                        ----       ----      --------------      -----------------    ----      ----
Net income (loss)...................  $  209      $   (66)    $   (676)            $ 1,489          $ (548)   $ 1,079
Net interest expense................   1,164        1,118          420               5,004            9,097    13,376
Taxes                                     --           --           --                 999              667     1,023
Depreciation, depletion and
   amortization expense.............     592          817          363               3,786            7,247    10,651
Other non-recurring items
Extraordinary losses due to write
 off of financing fees..............      --          113          --                  505            1,496        --

Acquisition purchase price
  adjustments.......................      --         (136)         --                   --               --        --
Professional fees incurred for
  failed or aborted acquisitions....      --           --          --                   --              118        27
Loss (gain) on sale of fixed assets.    (335)          --          --                   --               --        --
                                       ------      ------       -----              -------          -------   -------
EBITDA..............................   $1,630      $1,846       $ 107              $11,783          $18,077   $26,156
                                       ======      ======       =====              =======          =======   =======

(2) For purposes of calculating the ratio of earnings to fixed charges, earnings represent income (loss) before income taxes plus fixed charges. Fixed charges consist of net interest expense and the portion of operating rental expense which management believes is representative of the interest component of rent expense, less amounts that represent amortization of deferred financing fees and debt issuance costs. The deficiency in the amount of earnings compared to fixed charges was $676 for the period ended March 24, 1997.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Sales and Cost of Sales

     GEO's fiscal 1999 net sales were generated by a mix of sales to various industries, including:

     .    pulp and paper processing (32%);

     .    construction-related applications (13%);

     .    water treatment (9%);

     .    oil and gas production (4%);

     .    coatings (18%);

     .    electronics (4%); and

     . miscellaneous (20%), which includes sales pursuant to GEO's reciprocal supply agreement with Henkel Corporation (6%).

     Generally, the demand for the type of products supplied by GEO exceeds the basic growth rate for the industries it supplies due to the increasing use of specialty chemicals. In several applications, such as papermaking and water treatment, tighter environmental restrictions have prompted greater use of the types of products supplied by GEO.

     GEO's cost of sales is primarily comprised of:

     .    the cost of raw materials (57%);

     .    freight (9%);

     .    depreciation (6%); and

     . normal operating expenses (28%), which include personnel costs, ongoing maintenance materials and services, utilities, operating supplies, property and casualty insurance, property taxes and leasing expenses.

     The raw materials required to produce GEO's products are generally available from several suppliers and are typically purchased under agreements negotiated annually with two or more vendors per raw material. The raw materials which comprise a majority of these purchases include sulfuric acid, naphthalene, formaldehyde, paraffin oils, glycols, aluminum/aluminas, fatty acids, methanol and propionic acid. Additionally, GEO has an agreement with Henkel to purchase various products previously purchased by the acquired business from Henkel plants which were excluded from the acquisition. Purchases under the supply agreement, depending upon the particular product, are made at market prices or at prices tied to standard costs as of December 1996. The duration of the supply agreement, depending upon the classification of the product, is three or five years from March 25, 1997. Purchases under this agreement were less than 10% of GEO's total raw material costs in fiscal 1999.

     GEO's selling, general and administrative expenses include all operating costs unrelated to plant operations. Approximately 40% of these expenses are incurred by the pulp and paper chemicals business, which includes approximately 35 sales, marketing and technical support employees. These expenses also include typical expenses such as office rent, general management, finance and accounting, information systems, human resources, legal, purchasing, certain types of corporate liability insurance and amortization of deferred charges.

Results of Operations

     The following table shows certain income statement data for GEO expressed in millions of dollars and as a percentage of net sales for the fiscal years 1997, 1998 and 1999. Fiscal 1997 data includes the predecessor for the period January 1, 1997 through March 24, 1997 and the successor for the period March 25, 1997 through December 31, 1997.

                       1997          1998            1999
                 --------------  --------------  --------------
                   $       %       $       %       $       %
                 ------  ------  ------  ------  ------  ------
Net sales .....  $100.8  100.0%  $126.6  100.0%  $147.1  100.0%
Cost of sales..    81.1   80.5    101.7   80.3    112.7   76.6
Gross profit...    19.7   19.5     24.9   19.7     34.4   23.4
SG&A expenses..    11.9   11.8     14.1   11.1     18.9   12.9
EBITDA.........    11.9   11.8     18.1   14.3     26.1   17.7

Fiscal 1999 Compared to Fiscal 1998

     Net Sales. Net sales for fiscal 1999 were $147.1 million, representing a $20.5 million or 16.2% increase compared with net sales of $126.6 million in fiscal 1998. Most of the increase in net sales was attributable to two acquisitions. The full year effect of owning TRIMET, acquired from Mallinckrodt in August 1998, contributed $19.5 million of additional revenue in fiscal 1999. The second acquisition, the gallium business acquired from Rhodia Chimie S.A. in September 1999, contributed $5.7 million of additional revenue in fiscal 1999. Partially offsetting the increase in net sales from these acquisitions was a $4.6 million decrease in revenues from products sold primarily to the paper industry.

     Cost of Sales. Cost of sales was $112.7 million in fiscal 1999, representing a $11.0 million or 10.8% increase from fiscal 1998. This increase was attributable to the TRIMET acquisition and the acquisition of Rhodia's gallium business. As a percent of net sales, cost of sales decreased from 80.3% in fiscal 1998 to 76.6% in fiscal 1999. This reflects lower raw material costs for most all of GEO's products. Excluding the impact of the acquisitions, cost of sales decreased by $5.6 million to $96.1 million, reflecting mainly lower raw material costs as well as slightly lower production costs.

     Gross Profit. Gross profit for fiscal 1999 was $34.4 million, representing a $9.5 million or a 38.2% increase compared to fiscal 1998. As a percent of net sales, gross profit increased from 19.7% in fiscal 1998 to 23.4% in fiscal 1999. The improvement was attributable to lower raw material costs and a better sales mix resulting from the TRIMET acquisition and the acquisition of Rhodia's gallium business. Excluding the impact of the acquisitions, gross profit increased by $0.9 million or 3.6% and improved as a percent of net sales to 21.2% in fiscal 1999.

     Selling, General & Administrative Expenses. SG&A expenses in fiscal 1999 were $18.9 million, representing a $4.8 million or a 34.0% increase compared to fiscal 1998. As a percent of net sales,

SG&A expenses increased from 11.1% in fiscal 1998 to 12.9% in 1999. The TRIMET acquisition and the acquisition of Rhodia's gallium business accounted for $3.8 million of the increase, including $1.5 million attributable to higher amortization charges, primarily goodwill, related to the acquisitions.

     EBITDA. EBITDA for fiscal 1999 was $26.1 million, representing an $8.0 million or 44.2% increase compared to fiscal 1998. As a percent of net sales, EBITDA improved in fiscal 1999 to 17.7% from 14.3% in fiscal 1998. The TRIMET acquisition and the acquisition of Rhodia's gallium business contributed $7.7 million of the increase, with the full year impact of TRIMET contributing $5.6 million and the four months of the gallium business contributing $2.1 million. Excluding the impact of the acquisitions, EBITDA increased by $0.3 million and improved to 15.1% of net sales.

Fiscal 1998 Compared to Fiscal 1997

     Net Sales. Net sales for fiscal 1998 were $126.6 million, representing a $25.8 million or 25.6% increase over fiscal 1997. The increase in net sales was primarily attributable to the impact of the Henkel and TRIMET acquisitions. The additional three month impact of the March 25, 1997 Henkel acquisition contributed $18.2 million of the increase. The July 31, 1998 TRIMET acquisition contributed $12.2 million of the increase. Excluding the impact of these acquisitions, GEO's Aluminum Products group experienced a $1.2 million increase in net sales due to increases in both volume, particularly clay products sold to the oil and gas industry, and price. Offsetting this increase was a $5.2 million decline in sales to the paper industry due largely to the discontinuance of certain products acquired from Henkel and reduced demand in the paper industry in the last half of 1998.

     Cost of Sales. Cost of sales was $101.7 million in fiscal 1998, representing a $20.6 million or 25.4% increase over fiscal 1997. As a percent of net sales, cost of sales decreased from 80.5% in fiscal 1997 to 80.3% in fiscal 1998. The additional three month impact of the Henkel acquisition contributed $14.5 million of the increase in cost of sales. The TRIMET acquisition contributed $7.7 million of the increase. Excluding the impact of these acquisitions, cost of sales declined by $1.7 million. This decline was due largely to the decrease in sales to the paper industry.

     Gross Profit. Gross profit for fiscal 1998 was $24.9 million, representing a $5.2 million or a 26.4% increase over fiscal 1997. As a percent of net sales, gross profit increased from 19.5% in fiscal 1997 to 19.7% in fiscal 1998. The increase in gross profit was primarily attributable to the Henkel and TRIMET acquisitions. The increase in gross profit as a percent of net sales reflects the effect of lower raw material costs, especially in the fourth quarter of 1998, and the favorable gross margins on TRIMET products.

     Selling, General and Administrative Expenses. SG&A expenses for fiscal 1998 were $14.1 million, representing a $2.2 million or 18.5% increase over fiscal 1997. As a percent of net sales, SG&A expenses decreased from 11.8% in fiscal 1997 to 11.1% in fiscal 1998. The increase in SG&A expenses was attributable entirely to the Henkel and TRIMET acquisitions. The Henkel acquisition contributed $1.7 million of the increase. The TRIMET acquisition contributed $0.5 million of the increase.

     EBITDA. EBITDA for fiscal 1998 was $18.1 million, representing a $6.2 million or 52.1% increase over fiscal 1997. As a percent of net sales, EBITDA increased from 11.8% in fiscal 1997 to 14.3% in fiscal 1998. The additional three month impact of the Henkel acquisition contributed $1.9 million of the increase in EBITDA. The TRIMET acquisition contributed $4.7 million of the increase. Excluding the impact of these acquisitions, EBITDA declined slightly by $0.4 million due in part to the decrease in sales to the paper industry.

Liquidity and Capital Resources

     GEO's primary cash needs are working capital, capital expenditures and debt service. GEO has financed, and intends to continue to finance, these needs from internally generated cash flow, in addition to periodic draws on its senior credit facility. Net cash from operations for the year ended December 31, 1999 was $11.6 million, for the year ended December 31, 1998 was $9.6 million, and for the year ended December 31, 1997 was $4.1 million.

     Net cash used in investing activities for the year ended December 31, 1999 was $29.4 million, for the year ended December 31, 1998 was $67.9 million, and for the year ended December 31, 1997 was $57.5 million. Capital expenditures for the same periods were $6.2 million, $6.8 million, and $3.3 million, respectively. GEO currently has no material commitments for capital expenditures.

     GEO completed the acquisition of Rhodia's gallium business in 1999 for a purchase price of approximately $23.3 million, the TRIMET acquisition in 1998 for a purchase price of approximately $61.1 million, and the Henkel acquisition in 1997 for a purchase price of $54.2 million.

     The acquisition of Rhodia's gallium business was financed through a combination of draws on its senior revolving credit facility and internal cash flow. In order to insure sufficient liquidity for GEO, the senior revolving credit facility was amended at the time of the acquisition of Rhodia's gallium business to increase the availability under the facility from $25.0 million to $45.0 million. The TRIMET acquisition made in 1998 and the Henkel acquisition made in 1997 were financed through a combination of equity contributions, issuance of senior subordinated notes and bank borrowings.

     The 1996 credit facility was refinanced in 1997 at the time of the Henkel acquisition, through the issuance of two $30.0 million tranche loans, a new $15.0 million revolving line of credit and proceeds of $14.7 million from the issuance of common stock to Charter Oak Partners. GEO wrote off as an extraordinary item the remaining net deferred financing costs of $0.5 million which related to the 1996 credit agreement. In addition to the Henkel acquisition, the bank and stock issuance proceeds were utilized to redeem all of the common stock owned by Key Equity Capital Corporation and Key Equity Partners. The total consideration paid to the Key entities was $5.8 million.

     In connection with the TRIMET acquisition in 1998, GEO refinanced its existing senior debt by issuing $120.0 million of 10 1/8% senior subordinated notes due 2008 and amending its credit facility to include $25.0 million of available borrowings under a new senior revolving credit facility. Net deferred financing costs of $1.5 million related to the 1997 credit facility were charged off as an extraordinary item. Additional proceeds came from an equity contribution of $6.0 million from GEO's shareholders. Interest on the notes is due semi-annually in arrears on February 1 and August 1 of each year, commencing in 1999.

     GEO's senior revolving credit facility, amended in September 1999, expires in 2003 and has no interim amortization requirements. As of December 31, 1999, GEO had $22.0 million available for borrowing under the facility. Borrowings under the senior credit facility bear interest, at GEO's option, at:

     . 1.25% above the higher of an adjusted certificate of deposit rate plus 0.5% or the prime lending rate of Bankers Trust Company; or

     .    an adjusted Eurodollar rate plus 2.25%.

     As of December 31, 1999, GEO's interest rate under the senior credit facility was 8.375%. The senior credit facility contains customary covenants which include the maintenance of certain financial ratios.

     Net interest expense for the year ended December 31, 1999 was $13.4 million, which includes $0.7 million of amortization of deferred financing expenses. For the year ended December 31, 1998 net interest expense was $9.1 million, and for the year ended December 31, 1997 net interest expense was $5.4 million. The accrued interest for the notes was $5.1 million at December 31, 1999.

     Cash paid for interest for the year ended December 31, 1999 was $12.8 million, for the year ended December 31, 1998 was $4.3 million, and for the year ended December 31, 1997 was $4.9 million.

     GEO received a cash refund for taxes for the year ended December 31, 1999 in the amount of $0.3 million. GEO's cash paid for income taxes for the year ended December 31, 1998 was $0.4 million, and for the year ended December 31, 1997 was $0.2 million.

     GEO believes that cash generated from operations, together with amounts available under its senior credit facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

     The overall effects of inflation on GEO's business during the periods discussed have not been significant. GEO monitors the prices it charges for its products on an ongoing basis and believes that it will be able to adjust those prices to take into account any future changes in the rate of inflation.

Limits Imposed on GEO's Acquisition Strategy by the Indenture and Senior Credit Facility

     GEO's senior credit facility and the indenture that governs its senior subordinated notes limit GEO's ability to make acquisitions and to incur indebtedness in connection with acquisitions. The senior credit facility provides that GEO may not make acquisitions in excess of $10.0 million in value during the term of the credit agreement. The senior credit facility allows GEO to incur only permitted indebtedness, which includes its senior subordinated notes, up to $5.0 million pursuant to GEO's obligations under its shareholders agreement, and up to $10.0 million of additional general indebtedness. The indenture limits the amount of acquisition debt that GEO may incur to: $25.0 million under its senior credit facility; amounts that would allow it to maintain a fixed charge coverage ratio greater than 2.0 to 1.0; and other debt not to exceed $10.0 million at any time outstanding. The senior credit facility and indenture also restrict GEO's ability to:

     .    acquire businesses different than GEO's existing business;

     .    merge or consolidate with other entities;

     .    enter into transactions with its affiliates;

     .    create or incur liens on its assets; and

     .    make investments.

     If GEO is unable to complete additional acquisitions because of the restrictions imposed by its senior credit facility and the indenture, it might not otherwise be able to increase its product offerings or revenue base. Such a result could place GEO at a competitive disadvantage and could threaten its ability to make payments on the senior subordinated notes.

Limits Imposed on GEO by Interest Coverage and Maximum Leverage Requirements in its Senior Credit Facility

     GEO's senior credit facility requires it to maintain a minimum interest coverage ratio and a maximum leverage ratio. The interest coverage ratio is the ratio, for the most recent quarterly period, of GEO's earnings before interest expense, taxes, depreciation and amortization to GEO's total interest expense minus total interest income. The interest coverage ratio that GEO is required to maintain is currently 1.50 to 1.00 and will increase periodically until April 1, 2003 when it will remain fixed at 2.40 to 1.00. The leverage ratio is the ratio, for the most recent quarterly period, of GEO's total indebtedness less cash-on-hand to GEO's earnings before interest expense, taxes, depreciation and amortization. The leverage ratio that GEO may not exceed is currently 5.75 to
1.00 and will be lowered periodically until April 1, 2003 when it will remain fixed at 4.00 to 1.00.

     GEO's failure to maintain these financial ratios could result in a default under its senior credit facility. Such a default would permit the lenders to declare all amounts outstanding under the senior credit facility to be immediately due and payable and terminate any commitments to extend additional credit. In addition, GEO's compliance with these ratios could prevent it from making acquisitions and capital improvements. GEO's ability to comply with such ratios and tests may be affected by events beyond its control, including prevailing economic, financial and industry conditions.

Market Risk Exposure

     The fair value of GEO's fixed rate long-term notes is sensitive to changes in interest rates. Interest rate changes would result in gains/losses in the fair value of the notes due to differences between the market interest rates and rates at the date of the issuance of the notes. Based on a hypothetical immediate 100 basis point increase in interest rates at December 31, 1999, the fair value of GEO's fixed rate long-term notes would be impacted by a net decrease of $9.2 million. Conversely, a 100 basis point decrease in interest rates at December 31, 1999 would result in a net increase in the fair value of GEO's fixed rate long-term notes of $10.0 million.

     GEO is subject to commodity price risk relative to the purchase of commodity chemicals as raw materials in its manufacturing processes. These raw materials are generally available from several suppliers and are purchased under agreements negotiated annually with two or more vendors per raw material. Historically, GEO has been able to pass on price increases to its customers within 90 to 120 days. Based upon the agreements with multiple vendors and GEO's ability to pass along future price increases, the exposure to commodity price risk is not considered to be material.

Foreign Operations

     GEO's foreign operations are subject to the usual risks that may affect such operations. These include, among other things, exchange controls and currency restrictions, currency fluctuations, changes in local economic conditions, unsettled political conditions, and foreign government-sponsored boycotts of GEO's products or services for noncommercial reasons. Most of the identifiable assets associated with foreign operations are located in countries where GEO believes such risks to be minimal. In addition, GEO does not consider the market risk exposure relating to currency exchange to be material. For certain financial information regarding GEO's international operations, see Note 15 of GEO's financial statements (included in Exhibit 99.1 to this Annual Report) which is hereby incorporated by reference.

Forward-Looking Statements

     Some of the statements made in this Annual Report, including statements containing the words "believes," "intends," "expects" or similar words, constitute forward-looking statements under the federal securities laws. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of GEO or its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could cause or contribute to such a difference include:

     . changes in general economic or market conditions that impact the demand for GEO's products;

     . loss of key customers, increased competitive pressures or changes in customer spending levels;

     . increases in interest rates or GEO's cost of borrowing or a default under any material debt agreement;

     . unavailability of funds for capital expenditures or research and development;

     . GEO's inability to fund acquisitions or find suitable acquisition candidates; and

     .    changes in governmental, environmental or other regulations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     GEO does not engage in hedging or other market structure derivative trading activities. Additionally, GEO's debt obligations are primarily fixed rate in nature and, as such, are not sensitive to changes in interest rates. However, GEO's senior credit facility bears interest at a variable rate. GEO is a party to an agreement, expiring on June 26, 2000, which provides for financial stability in the event of fluctuations in exchange rates in respect of $15 million under GEO's senior credit facility. The floor and cap under this arrangement are based upon U.S. Dollar three-month LIBOR (as fixed by the British Bankers Association) of 5.25% and 7.75%, respectively. If these thresholds are breached, the arrangement will allow GEO to continue to cover its interest obligations, in respect of up to $15 million under its senior credit facility, at the cap or floor level, notwithstanding the prevailing market interest rate at that time. GEO does not believe that its market risk financial instruments on December 31, 1999 would have a material effect on future operations or cash flow.

     The fair value of GEO's fixed rate long-term notes is sensitive to changes in interest rates. Interest rate changes would result in gains/losses in the fair value of the notes due to differences between the market interest rates and rates at the date of the issuance of the notes. Based on a hypothetical immediate 100 basis point increase in interest rates at December 31, 1999, the fair value of GEO's fixed rate long-term notes would be impacted by a net decrease of $9.2 million. Conversely, a 100 basis point decrease in interest rates at December 31, 1999 would result in a net increase in the fair value of GEO's fixed rate long-term notes of $10.0 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     GEO's financial statements are included in Exhibit 99.1 to this Annual Report and are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF GEO

     The following table shows certain information regarding each of GEO's directors, officers and operating management.

Name                    Age                            Position
----                    ---                            --------

George P. Ahearn         64     President, Chief Executive Officer and Director
William P. Eckman        48     Executive Vice President, Chief Financial Officer and Director
Dennis S. Grandle        50     Vice President/General Manager, Aluminum Products
David B. Heller, Jr.     46     Vice President/General Manager, Process Industries
Michael B. Linscott      45     Vice President/General Manager, Performance Chemicals
Robert S. Zacker         42     Vice President/General Manager, TRIMET Products
Jorge J. Tena            53     Vice President, Manufacturing
Serge M. Perineau        46     Vice President/General Manager, Gallium Products
Donald D. Smith          65     Manufacturing Manager, Aluminum Products
Anatole G. Penchuk       46     Director
George W. Rapp, Jr.      68     Director
A. Elliott Archer        56     Director

----------------

     George P. Ahearn has been President, Chief Executive Officer and Director of GEO since its inception in 1993. Prior to that time, Mr. Ahearn was President and Chief Operating Officer of Hall Chemical Company, a maker of specialty metal-based chemicals. Prior to that, Mr. Ahearn was employed for 28 years by Exxon Corporation and Exxon Chemical, holding various executive positions including Division Manager of Exxon Chemical's Energy Chemicals Business and Worldwide Manager of Exxon Chemical's Specialty Chemicals Technology Organization. Mr. Ahearn was also a founder, owner and director of Pharmaceutical Fine Chemicals, S.A., a Luxembourg fine chemicals company built through acquisition. Mr. Ahearn divested his interest in Pharmaceutical Fine Chemicals, S.A. when the business was sold to DLJ Merchant Banking Fund Group, an affiliate of Donaldson Lufkin & Jenrette Securities Corporation, in September 1997. Mr. Ahearn was formerly a director of Chemtech Industries of St. Louis, Missouri and President of SSC Industries of Atlanta, Georgia. Since 1995 Mr. Ahearn has been a director of The Flood Company of Hudson, Ohio, a privately-held company in the coatings and wood stains and preservatives business. Mr. Ahearn received his B.A. in chemistry from the City University of New York and M.S. and Ph.D. in chemistry from Rutgers University.

     William P. Eckman has been Executive Vice President, Chief Financial Officer and Director of GEO since its inception in 1993. Prior to that time, Mr. Eckman was involved in acquisitions, joint venture development, product management and strategic planning for Exxon Chemical's specialty chemical business in Latin America and Mexico. Mr. Eckman was also a corporate treasurer for Exxon Chemical Americas with responsibility for Latin America. Mr. Eckman also served in the Controller's department at Exxon Chemical's Baton Rouge, Louisiana plant. Mr. Eckman was a founder and owner of Pharmaceutical Fine Chemicals, S.A. and a director of certain of its affiliates. Mr. Eckman divested his interest to DLJ Merchant Banking Fund Group in September 1997. Mr. Eckman received his B.A. in business administration from Marian College and M.B.A. and economics degrees from New York University. Mr. Eckman also pursued studies in international economics at the University of Paris.

     Dennis S. Grandle has been Vice President/General Manager, Aluminum Products of GEO since 1996. Mr. Grandle has over 25 years of experience in the chemical and oil industries, primarily at Exxon Chemical, where he worked in the specialty chemicals area in sales and product management, both in the United States and overseas. Mr. Grandle also has considerable overseas experience with ARAMCO in oil field chemicals. Mr. Grandle received his B.S. in chemistry from the University of California.

     David B. Heller, Jr. has been Vice President/General Manager, Process Industries of GEO since 1997. With more than 20 years of experience in the chemicals industry, Mr. Heller has held various management positions at Henkel Corporation, D.B. Western, Melamine Chemicals, W.R. Grace and Johnson Matthey. Mr. Heller received his B.S. in chemistry from Bucknell University and his M.B.A. from the University of Pennsylvania.

     Michael B. Linscott joined GEO as Vice President/General Manager, Performance Chemicals in August 1998. Prior to joining GEO, Mr. Linscott was Director of Marketing and Sales for National Starch and Chemical's Papermaking Chemicals business, after a career with them in the paper chemicals area of more than 20 years during which he held a variety of marketing, sales and technical management positions within the United States and Europe. Mr. Linscort received his B.S. in chemical engineering from the University of Maine-Orono.

     Robert S. Zacker has been Vice President/General Manager, TRIMET Products of GEO since July 1998 and General Manager of the TRIMET facility in Allentown, Pennsylvania since 1996. From 1981 to 1996, Mr. Zacker held various positions with Mallinckrodt Chemical, Inc., including Process Engineer, Regional Sales Representative, Senior Product Engineer, Production Supervisor and Plant Manager. Mr. Zacker received his B.S. in chemical engineering from Clemson University.

     Jorge J. Tena has held various positions with Henkel Corporation and Diamond Shamrock since 1974. Mr. Tena has served as Process Engineer, Group Leader and Production Manager, as well as Manager of the Harrison, New Jersey plant. Mr. Tena has also been a management team member for the Paper Coatings business, which has involved extensive travel to Central and South America. Mr. Tena received his B.S. in chemical engineering from New York University.

     Serge M. Perineau has been Vice President/General Manager, Gallium Products of GEO since September 1999. Mr. Perineau was with Rhodia Chimie S.A. for 15 years, holding various management positions during that time in sales, manufacturing and general management. From 1996 to 1999, Mr. Perineau was the General Manager of Rhodia's Gallium Department. Mr. Perineau received his M.S. from Ecole Polytechnique in Paris and his M.B.A. from Institut Superieur des Affaires and the University of Pennsylvania.

     Donald D. Smith has been Manufacturing Manager, Aluminum Products of GEO since 1996. From 1994 to 1996, Mr. Smith served GEO in various positions, including Plant Manager of GEO's Baltimore, Maryland facility and Manager of the Gulf Coast alum plants and the Cytec plants. With 30 years of experience in chemical manufacturing management, Mr. Smith has also served as district manufacturing manager at General Chemical Corporation's northern district aluminum sulfate plants. Mr. Smith received his B.S. from Penn State University.

     Anatole G. Penchuk has been a Director of GEO since August 1998. Mr. Penchuk is currently the Managing Director of Charter Oak Partners, a Connecticut partnership and the majority shareholder of GEO, and has served in that position since April 1998. Prior to joining Charter Oak Partners, Mr. Penchuk held various positions from 1992 to 1998 with The CIT Group, including Team Leader and Vice President of the Chemicals, Plastics and Forestry Products Group in its Industrial Finance-Corporate

Lending Group, Vice President and Industry Specialist to the chemicals and plastics industries in its Capital Equipment Finance Group, and Vice President in its Business Credit Group. Prior to that, Mr. Penchuk held various management and technical positions with the Climax Specialty Chemicals and Climax Metals Divisions of Amax, Inc. and the National Starch and Chemical Division of Unilever Corporation. Mr. Penchuk received his B.S. in chemistry from the Stevens Institute of Technology, his M.S. in chemistry from the University of Illinois, and his M.B.A. from Columbia University.

     George W. Rapp, Jr. has been a Director of GEO since 1997. Mr. Rapp is currently Chairman of the Board of ITM Corporation and a member of the Management Committee of Metal Power Products, LLC. In the past, Mr. Rapp has held such positions as Vice President of Marketing & Sales of Brinly Hardy Company, Advanced Process Systems and Anaconda Aluminum, Senior Vice President of Arco Metals, President of American Brass and Vice Chairman of the Board of Simcala, Inc. Mr. Rapp received his B.S. in industrial administration from Yale University and his M.B.A. from the University of Louisville.

     A. Elliott Archer has been a Director of GEO since 1997. Mr. Archer is currently the President and Chief Executive Officer of Metal Powder Products, LLC and the President and Chief Executive Officer of Archer Industries Group, a company formed by him to provide equity capital to businesses. In the past, Mr. Archer held such positions as President of the Chemicals Division of Church and Dwight Company, Inc., Manager of Strategic Planning for Mobil Chemical Company, General Manager of the Styrenics business of United States Steel Corp. and Analytical Chemist for Mobay Chemical Company. Mr. Archer received his B.S. in chemistry from Marshall University and in 1986 completed the executive program at Stanford University.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table shows certain information concerning the compensation paid by GEO during the last three fiscal years to its Chief Executive Officer and its four other most highly compensated executive officers and managers.

                                                                      All Other
Name and Principal Position           Year   Salary      Bonus     Compensation (1)
------------------------------------  ----  ---------  ----------  ----------------
George P. Ahearn                      1999   $268,750    $    - (2)     $32,374
   President and Chief                1998    264,062     92,428         25,593
   Executive Officer                  1997    231,286     50,000         22,956

William P. Eckman                     1999   $209,625    $    - (2)     $20,936
   Executive Vice President           1998    205,969     72,089         18,421
   and Chief Financial Officer        1997    179,399     38,250         13,523

Dennis S. Grandle                     1999   $129,003    $12,000        $11,505
   Vice President/General             1998    137,833     14,784         10,239
   Manager, Aluminum Products         1997    115,000          -          8,725

Michael B. Linscott (3)               1999   $130,000    $ 7,700        $ 7,008
   Vice President/General Manager,    1998     62,736     35,000            975
   Performance Chemicals              1997          -          -              -

Robert S. Zacker (4)                  1999   $117,333    $ 7,000        $ 9,387
   Vice President/General             1998     46,250          -          1,388
   Manager, TRIMET Products           1997          -          -              -

-----------------------
(1) Includes contributions made by GEO to its 401(k) retirement plan and defined contribution retirement plan and, in the case of Messrs. Ahearn and Eckman, life insurance premiums paid by GEO on behalf of each executive officer.
(2) Bonus compensation of Messrs. Ahearn and Eckman has not yet been determined for 1999.
(3) Mr. Linscott joined GEO as Vice President/General Manager, Performance Chemicals on August 31, 1998.
(4) Mr. Zacker joined GEO as Vice President/General Manager, TRIMET Products on July 31, 1998.

Employment Agreements

     GEO has entered into employment agreements with George P. Ahearn, the President and Chief Executive Officer of GEO, and William P. Eckman, the Executive Vice President and Chief Financial Officer of GEO. Each of these agreements was executed on March 25, 1997, extends for a period of five years from that date and, unless notice is provided by GEO or the employee to the other party, will be automatically extended for additional one year periods after the initial term. The respective employment agreements provide that Mr. Ahearn will be the Chairman, and Mr. Eckman will be a member, of the Board of Directors of GEO.

     Mr. Ahearn's employment agreement entitles him to a base salary of $250,000 per year, which is subject to annual increase based upon the review of the Board of Directors, bonus compensation, in the first year of the employment term based on the earnings of GEO and thereafter to be determined by the Board of Directors, and certain other benefits, including medical and life insurance and participation in

GEO's standard retirement plans. For 1998, Mr. Ahearn received bonus compensation in the amount of $92,428. The Board of Directors has not yet determined the bonus compensation of Mr. Ahearn for 1999. If Mr. Ahearn is terminated by GEO other than for "cause," he is entitled to receive his annual base salary and benefits for the remainder of the employment term or one year, whichever period is greater. Mr. Ahearn is prohibited by certain non-competition provisions, for the duration of the employment term or one year after termination of his employment, whichever period is greater, from either soliciting business from or competing with GEO for the business of any customer of GEO or becoming involved in any business that competes with GEO.

     The terms of Mr. Eckman's employment agreement are substantially identical to the terms of Mr. Ahearn's employment agreement, except that Mr. Eckman is entitled to receive an initial base salary of $190,000 per year. Pursuant to the terms of his employment agreement, for 1998 Mr. Eckman received bonus compensation in the amount of $72,089. The Board of Directors has not yet determined the bonus compensation of Mr. Eckman for 1999.

     GEO has also entered into an employment agreement with Dennis S. Grandle, the Vice President/General Manager, Aluminum Products of GEO. Mr. Grandle's employment agreement was executed on May 20, 1996, extended for an initial two year term from such date and was automatically renewed thereafter for an indefinite period, subject to either party's right to terminate the agreement upon thirty days notice. Mr. Grandle's employment agreement entitles him to a base salary of $115,000 per year, bonus compensation in an amount determined annually in accordance with GEO's Management Incentive Program and the right to participate in the general employee benefit programs of GEO. If Mr. Grandle is terminated by GEO without "cause," he is entitled to receive three months base salary and certain moving benefits as severance pay. Mr. Grandle is prohibited by certain proprietary information and non-competition provisions from disclosing any confidential information of GEO during the employment term and within five years thereafter and from competing with GEO or soliciting GEO's customers or employees for a period of one year after termination of the employment term.

Report of the Board of Directors on Executive and Management Compensation

     The Board of Directors is responsible for the following compensation matters:

     . determination of the compensation and bonus arrangements of Messrs. Ahearn and Eckman;

     . approval of the compensation policies and programs for the operating management and other employees of GEO; and

     . administration of the benefit plans in which the executive officers, operating management and other employees of GEO participate.

     The Board of Directors believes that GEO's compensation program should support the goals and objectives of GEO. These goals and objectives seek to balance the importance of annual financial performance with long-term growth and profitability. The Board believes that executive compensation should be strongly correlated with the overall performance of GEO as well as the compensation paid by comparable companies. The Board currently uses salary, bonus and various benefit plans to compensate and motivate its executive officers. The manner of application of these compensation tools by the Board for individual executive officers and operating management is based upon the nature and scope of the particular employee's responsibilities.

     The compensation arrangements of Messrs. Ahearn and Eckman are governed by employment agreements approved by the Board of Directors in 1997. These employment agreements provide for (a) annual base salary for Mr. Ahearn in the amount of $250,000 and for Mr. Eckman in the amount of $190,000, subject in each case to annual increase based upon the review of the Board, and (b) bonus compensation for Messrs. Ahearn and Eckman in amounts established annually by the Board. During 1998, the Board increased Mr. Ahearn's annual base salary to $268,750 and Mr. Eckman's annual base salary to $209,625. These salaries remained in effect throughout 1999. For 1998, Mr. Ahearn was paid $92,428 and Mr. Eckman was paid $72,089 in bonus compensation. In setting these bonus amounts, the Board took into account GEO's 1998 earnings, which on a pro forma basis exceeded both 1997 earnings and the 1998 budget, the individual contributions of Messrs. Ahearn and Eckman to those earnings and the overall performance of the officers. The Board has not yet determined the bonus compensation of Messrs. Ahearn and Eckman for 1999, but will make this determination using substantially similar criteria as was used for 1998.

     The base salary and bonus compensation arrangements of Messrs. Ahearn and Eckman are determined based upon the compensation history of these employees, their expected individual contribution to GEO and the compensation paid to the executive officers of similar companies. The compensation arrangements of the operating management of GEO for 1998 are determined by GEO in accordance with these same factors.

     The bonus compensation payable to the operating management of GEO is determined in accordance with GEO's Management Incentive Program. The Management Incentive Program provides for the payment of certain ranges of bonus compensation depending upon corporate, business unit and individual performance levels during the applicable year. GEO awards bonuses when the pre-tax earnings of GEO and an individual manager's business unit exceed the prior year's pre-tax earnings. The size of the manager's award is determined by the manager's contribution to corporate and business unit earnings and achievement of specific position requirements. The contributions and achievements of GEO's managers, for purposes of the Management Incentive Program, are determined by the President and Executive Vice President of GEO based upon the recommendations of each manager's immediate supervisor. Under the Management Incentive Program, the managers of GEO are eligible to receive bonus compensation in ranges from 5%-10% to as high as 10%-30% of base salary. The aggregate amount of bonus compensation paid to GEO's managers for 1999 under the Management Incentive Program was $95,700.

     The Board administers a number of other benefit plans for its executive officers and operating management, including a 401(k) retirement plan (which was amended on December 31, 1999 to include profit sharing features in replace of GEO's defined contribution retirement plan which was terminated on the same date). The Board monitors the benefits provided to GEO's officers and managers under these plans in order to further the goals and objectives of GEO's compensation program.

Members of the Board of Directors:

     George P. Ahearn
     William P. Eckman
     Anatole G. Penchuk
     George W. Rapp, Jr.
     A. Elliott Archer

March 30, 2000

Indemnification of Directors and Officers

     GEO's Code of Regulations requires GEO to indemnify its directors and officers against expenses, judgments, fines and amounts paid in settlement in connection with any proceeding, whether civil, criminal, administrative or investigative, arising by reason of the fact that such person is or was a director or officer of GEO. These indemnification provisions apply only where the director or officer acted in good faith and in a manner that the director or officer reasonably believed to be in or not opposed to GEO's best interests. Indemnification is not required if the actions of the director or officer were taken with intent to cause injury to GEO. Indemnification is also not required if there is a finding of negligence or misconduct on the part of the director or officer. In criminal actions, indemnification is required only if the director or officer had no reasonable cause to believe his conduct was unlawful.

     GEO's Code of Regulations further provides that GEO will pay in advance of the final determination of any such proceeding any expenses incurred by the director or officer in their defense. However, upon any such advance the director or officer must provide an undertaking to GEO that such director or officer will repay the amount of the advance if it is ultimately determined that the director or officer is not entitled to be indemnified by GEO. GEO's Code of Regulations also allows GEO to purchase liability insurance covering any liability that might be asserted against any director or officer of GEO as a result of their status as such. Accordingly, GEO maintains director's and officer's liability insurance in favor of each of the directors and officers of GEO.

Key Person Life Insurance

     GEO currently maintains two term life insurance policies on the life of George P. Ahearn in the aggregate amount of $2,000,000, and one term life insurance policy on the life of William P. Eckman in the amount of $600,000. GEO is the sole beneficiary under each of these insurance policies.

Compensation of Directors

     GEO pays directors who are not employees of GEO or Charter Oak Partners, which currently includes George W. Rapp, Jr. and A. Elliott Archer, a fee of $10,000 per year for service on the Board of Directors. GEO reimburses each of its directors for reasonable out-of-pocket expenses incurred in connection with their travel to and attendance at meetings of the Board of Directors.

Board of Director Interlocks and Insider Participation

     The Board of Directors of GEO determines the salaries and bonus compensation of GEO's executive officers. George P. Ahearn, the President and Chief Executive Officer of GEO, and William P. Eckman, the Executive Vice President and Chief Financial Officer of GEO, are members of the Board of Directors and participate in the deliberations concerning executive compensation. However, Messrs. Ahearn and Eckman do not vote with respect to the determination of their own compensation. See also "Certain Relationships and Related Transactions" below.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows the number and percent of GEO's common shares beneficially owned by each shareholder of GEO as of March 30, 2000. GEO believes that the persons and entities listed in the table have sole voting and investment power as to all common shares shown as beneficially owned by them, subject to community property laws, where applicable.

                                                                      Beneficial Ownership
                                                                        of GEO's Common
                                                                            Shares
                                                                    ------------------------
Name and Address                                                      Number of
of Beneficial Owner                                                    Shares      Percent
-------------------                                                 ------------  ----------
Charter Oak Partners (1)...........................................     85.431      62.89%
   Building B, 10 Wright Street
   Westport, Connecticut  06880

Charter Oak Capital Partners, L.P. (2).............................     21.478      15.81%
   Building B, 10 Wright Street
   Westport, Connecticut  06880

GEO Chemicals, Ltd. (3)............................................     25.994      19.14%
   28601 Chagrin Boulevard
   Cleveland, Ohio  44122

George P. Ahearn...................................................      2.146       1.58%
   28601 Chagrin Boulevard
   Cleveland, Ohio  44122

George W. Rapp, Jr.................................................      0.608       0.45%
   Building B, 10 Wright Street
   Westport, Connecticut  06880

A. Elliott Archer..................................................      0.178       0.13%
   Building B, 10 Wright Street
   Westport, Connecticut  06880

Directors and executive officers as a group (4 persons) (4)........     28.926      21.30%

---------------

(1) Charter Oak Partners is a Connecticut partnership with four partners, each of which is an individual. Mr. Jerrold N. Fine is the Managing Partner of and holds a majority interest in Charter Oak Partners. Mr. Fine's business address is Building B, 10 Wright Street, Westport, Connecticut 06880.
(2) Charter Oak Capital Partners, L.P. is a Delaware limited partnership with 42 partners, none of which holds an interest in the limited partnership greater than 17.5%. The general partner of Charter Oak Capitol Partners, L.P. is North Fairfield LLC, which has two members. Mr. Jerrold N. Fine is the Managing Member of and holds a majority interest in North Fairfield LLC. Mr. Fine's business address is Building B, 10 Wright Street, Westport, Connecticut 06880.
(3) George P. Ahearn and William P. Eckman are the sole members of GEO Chemicals, Ltd., which is an Ohio limited liability company. Mr. Ahearn holds a percentage interest in GEO Chemicals, Ltd. of approximately 62%, and Mr. Eckman holds a percentage interest in GEO Chemicals, Ltd. of approximately 38%.
(4) Includes the shares beneficially owned by Messrs. Ahearn and Eckman as the sole members of GEO Chemicals, Ltd.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Shareholders Agreement

     GEO's shareholders are bound by a shareholders agreement which governs the relationships between the shareholders and GEO. Under the shareholders agreement, the shareholders may not transfer their shares to any third-party unless they first offer such shares to the existing shareholders. In no case may shares be transferred to any of GEO's competitors. Upon the death, disability or termination of employment of Messrs. Ahearn or Eckman, GEO has the right to repurchase the shares held by these employees directly or indirectly through GEO Chemicals, Ltd. Upon their death, disability or termination without cause, Messrs. Ahearn and Eckman have the right to require GEO to repurchase the shares held by them. GEO's ability to make such repurchases is limited by both the indenture that governs its senior subordinated notes and its senior credit facility. The indenture provides that such repurchases may not exceed $750,000 in any calendar year plus the aggregate cash proceeds from any applicable life insurance policies for which GEO is the beneficiary. The senior credit facility provides that GEO may not issue more than $5.0 million of promissory notes to Messrs. Ahearn and Eckman in connection with all such repurchases.

     The shareholders agreement provides that Charter Oak Partners may not transfer more than 50% of GEO's stock without the approval of four of the five directors of GEO. If Charter Oak Partners obtains such approval, it can compel the other shareholders to transfer their shares as part of the same transaction on the same terms. If Charter Oak Partners obtains such approval but does not invoke its "drag-along" rights, the other shareholders may elect to sell their shares in the same transaction as Charter Oak Partners.

     If GEO decides to sell any stock in a public offering under the federal securities laws, the shareholders have the right to have their shares registered as part of the offering. Upon the issuance of any new stock by GEO, the shareholders have the right to purchase a portion of such stock equal to their percentage ownership of GEO.

     The shareholders agreement provides that GEO's Board of Directors shall consist of five members. Three members are to be designees of Charter Oak Partners. The remaining two members are to be Mr. Ahearn, for as long as he is an employee of GEO or a shareholder after being terminated without cause, and Mr. Eckman, for as long as he is employed by GEO. Mr. Ahearn may designate his successor on the board as long as he remains President and Chief Executive Officer of GEO. The current designees of Charter Oak Partners serving on the Board are Anatole G. Penchuk, George W. Rapp, Jr. and A. Elliott Archer.

Warrants

     On March 25, 1997, GEO issued to Charter Oak Partners and Chemical Specialties Enterprises, Inc. (whose successor-in-interest by merger is GEO Chemicals, Ltd.) warrants to purchase common shares of GEO. The warrant granted to Charter Oak Partners allows it to purchase over four years, upon the failure of GEO to achieve certain specified earnings targets in such years, common shares in an amount equal to a maximum of 8% of the outstanding equity of GEO. The warrant held by GEO Chemicals, Ltd. (the owners of which are George P. Ahearn and William P. Eckman) allows it to purchase, upon the achievement by Charter Oak Partners of a certain rate of return on its investment in GEO, common shares in an amount equal to a maximum of 5% of the outstanding equity of GEO. The agreements underlying these warrants were amended and restated on July 31, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements

     The financial statements included in this Annual Report are listed in the "Index to Financial Statements" which appears in Exhibit 99.1 of this Annual Report and is hereby incorporated by reference.

Financial Statement Schedules

     Schedule II Valuation and Qualifying Accounts

Exhibits

2.1 Asset Purchase Agreement, dated June 29, 1998, by and among GEO Specialty Chemicals, Inc., Mallinckrodt Inc. (a Delaware corporation) and Mallinckrodt Inc. (a New York corporation) (incorporated by reference to
     Exhibit 2.1 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

2.2 Asset Sale and Purchase Agreement, dated February 10, 1997, by and among GEO Specialty Chemicals, Inc., Henkel Corporation and Henkel Canada Limited (incorporated by reference to Exhibit 2.2 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

2.3 Asset Purchase Agreement, dated December 5, 1996, by and between GEO Specialty Chemicals, Inc. and Cytec Industries Inc. (incorporated by reference to Exhibit 2.3 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

2.4 Amended and Restated Asset Sale Agreement, dated July 15, 1994, by and among GEO Specialty Chemicals, Inc., Courtney Industries, Inc. and C Associates (incorporated by reference to Exhibit 2.4 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

2.5 Asset Purchase Agreement, dated June 5, 1992, by and between GEO Specialty Chemicals, Inc. and Rhone-Poulenc Basic Chemicals Co. (incorporated by reference to Exhibit 2.5 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

2.6 Stock Purchase Agreement, dated August 6, 1999, by and between GEO Specialty Chemicals, Inc. and Rhodia Chimie S.A. (incorporated by reference to Exhibit 2.1 of GEO's Current Report on Form 8-K filed with the SEC on September 23, 1999)

3.1 Amended Articles of Incorporation of GEO Specialty Chemicals, Inc. (incorporated by reference to Exhibit 3.1 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

3.2 Amended Code of Regulations of GEO Specialty Chemicals, Inc. (incorporated by reference to Exhibit 3.2 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

4.1 Indenture, dated July 31, 1998, by and between GEO Specialty Chemicals, Inc. and Chase Manhattan Trust Company, National Association, as the trustee (incorporated by reference to Exhibit 4.1 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

4.2  Form of Senior Subordinated Note (included in Exhibit 4.1)

10.1 Share Purchase Agreement, dated March 25, 1997, by and between GEO Specialty Chemicals, Inc. and Charter Oak Partners (incorporated by reference to Exhibit 10.1 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.2 Amended and Restated Shareholders Agreement, dated July 31, 1998, by and among GEO Specialty Chemicals, Inc., Charter Oak Partners, Charter Oak Capital Partners, L.P., GEO Chemicals, Ltd., George P. Ahearn, William P. Eckman, George W. Rapp, Jr. and A. Elliott Archer

      (incorporated by reference to Exhibit 10.2 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.3 Amended and Restated Warrant Agreement, dated July 31, 1998, by and between GEO Specialty Chemicals, Inc. and Charter Oak Partners (incorporated by reference to Exhibit 10.3 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.4 Amended and Restated Warrant Agreement, dated July 31, 1998, by and between GEO Specialty Chemicals, Inc. and GEO Chemicals, Ltd. (incorporated by reference to Exhibit 10.4 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.5 Employment Agreement, dated March 25, 1997, by and between GEO Specialty Chemicals, Inc. and George P. Ahearn (incorporated by reference to Exhibit
      10.5 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.6 Employment Agreement, dated March 25, 1997, by and between GEO Specialty Chemicals, Inc. and William P. Eckman (incorporated by reference to
      Exhibit 10.6 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.7 Employment Agreement, dated May 20, 1996, by and between GEO Specialty Chemicals, Inc. and Mr. Dennis S. Grandle (incorporated by reference to
      Exhibit 10.7 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.8 Supply Agreement (Supply to Buyer), dated March 25, 1997, by and between GEO Specialty Chemicals, Inc. and Henkel Corporation (incorporated by reference to Exhibit 10.8 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.9 Supply Agreement (Supply to Henkel), dated March 25, 1997, by and between GEO Specialty Chemicals, Inc. and Henkel Corporation (incorporated by reference to Exhibit 10.9 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.10 Purchase Agreement, dated July 31, 1998, by and between GEO Specialty Chemicals, Inc. and BT Alex.Brown Incorporated (incorporated by reference to Exhibit 10.10 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.11 Registration Rights Agreement, dated July 31, 1998, by and between GEO Specialty Chemicals, Inc. and BT Alex.Brown Incorporated (incorporated by reference to Exhibit 10.11 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.12 Provisional Lease Agreement, dated July 29, 1998, by and between GEO Specialty Chemicals, Inc. and Mallinckrodt Inc. (a Delaware corporation) (incorporated by reference to Exhibit 10.12 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.13 Lease Agreement, dated July 29, 1998, by and between GEO Specialty Chemicals, Inc. and Mallinckrodt Inc. (a Delaware corporation) (incorporated by reference to Exhibit 10.13 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.14 Credit Agreement, dated March 25, 1997 and amended and restated as of July 31, 1998 and further amended and restated as of September 3, 1999, by and among GEO Specialty Chemicals, Inc., various financial institutions and Bankers Trust Company, as the administrative agent (incorporated by reference to Exhibit 10.1 of GEO's Current Report on Form 8-K filed with the SEC on September 23, 1999)

10.15 GEO Specialty Chemicals, Inc. 1997 Management Incentive Program (incorporated by reference to Exhibit 10.15 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.16 Employment letter agreement, dated July 16, 1998, by and between GEO Specialty Chemicals, Inc. and Michael B. Linscott

12.1  Computation of ratio of earnings to fixed charges
21.1  Subsidiaries of GEO Specialty Chemicals, Inc.
24.1  Power of Attorney
27.1  Financial Data Schedule
99.1  Financial Statements Required by Item 8 of Part II of this Annual Report

Reports on Form 8-K

     On September 23, 1999, GEO filed with the SEC a Current Report on Form 8-K relating to the purchase, by its newly formed and wholly owned French subsidiary GEO Holdings (Europe) SARL, of a gallium extraction and purification business from Rhodia Chimie S.A. Financial statements and pro forma financial information were filed, pursuant to the provisions of Item 7(a)(4) of Form 8-K, in an amendment to the Current Report on Form 8-K filed with the SEC on November 22, 1999.

                                   SIGNATURE

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 GEO SPECIALTY CHEMICALS, INC.


                                 By: /s/ WILLIAM P. ECKMAN
                                 -------------------------
                                 William P. Eckman
                                 Executive Vice President and
                                 Chief Financial Officer
                                 March 30, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

GEORGE P. AHEARN, President, Chief Executive Officer and Director (principal executive officer); WILLIAM P. ECKMAN, Executive Vice President, Chief Financial Officer and Director (principal financial and accounting officer); ANATOLE G. PENCHUK, Director; GEORGE W. RAPP, JR., Director; and A. ELLIOTT ARCHER, Director.

                                 GEO SPECIALTY CHEMICALS, INC.


                                 By: /s/ WILLIAM P. ECKMAN
                                 -------------------------
                                 William P. Eckman
                                 Attorney-in-fact
                                 March 30, 2000

                                 EXHIBIT INDEX

2.1 Asset Purchase Agreement, dated June 29, 1998, by and among GEO Specialty Chemicals, Inc., Mallinckrodt Inc. (a Delaware corporation) and Mallinckrodt Inc. (a New York corporation) (incorporated by reference to
     Exhibit 2.1 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

2.2 Asset Sale and Purchase Agreement, dated February 10, 1997, by and among GEO Specialty Chemicals, Inc., Henkel Corporation and Henkel Canada Limited (incorporated by reference to Exhibit 2.2 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

2.3 Asset Purchase Agreement, dated December 5, 1996, by and between GEO Specialty Chemicals, Inc. and Cytec Industries Inc. (incorporated by reference to Exhibit 2.3 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

2.4 Amended and Restated Asset Sale Agreement, dated July 15, 1994, by and among GEO Specialty Chemicals, Inc., Courtney Industries, Inc. and C Associates (incorporated by reference to Exhibit 2.4 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

2.5 Asset Purchase Agreement, dated June 5, 1992, by and between GEO Specialty Chemicals, Inc. and Rhone-Poulenc Basic Chemicals Co. (incorporated by reference to Exhibit 2.5 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

2.6 Stock Purchase Agreement, dated August 6, 1999, by and between GEO Specialty Chemicals, Inc. and Rhodia Chimie S.A. (incorporated by reference to Exhibit 2.1 of GEO's Current Report on Form 8-K filed with the SEC on September 23, 1999)

3.1 Amended Articles of Incorporation of GEO Specialty Chemicals, Inc. (incorporated by reference to Exhibit 3.1 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

3.2 Amended Code of Regulations of GEO Specialty Chemicals, Inc. (incorporated by reference to Exhibit 3.2 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

4.1 Indenture, dated July 31, 1998, by and between GEO Specialty Chemicals, Inc. and Chase Manhattan Trust Company, National Association, as the trustee (incorporated by reference to Exhibit 4.1 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

4.2  Form of Senior Subordinated Note (included in Exhibit 4.1)

10.1 Share Purchase Agreement, dated March 25, 1997, by and between GEO Specialty Chemicals, Inc. and Charter Oak Partners (incorporated by reference to Exhibit 10.1 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.2 Amended and Restated Shareholders Agreement, dated July 31, 1998, by and among GEO Specialty Chemicals, Inc., Charter Oak Partners, Charter Oak Capital Partners, L.P., GEO Chemicals, Ltd., George P. Ahearn, William P. Eckman, George W. Rapp, Jr. and A. Elliott Archer (incorporated by reference to Exhibit 10.2 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.3 Amended and Restated Warrant Agreement, dated July 31, 1998, by and between GEO Specialty Chemicals, Inc. and Charter Oak Partners (incorporated by reference to Exhibit 10.3 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.4 Amended and Restated Warrant Agreement, dated July 31, 1998, by and between GEO Specialty Chemicals, Inc. and GEO Chemicals, Ltd. (incorporated by reference to Exhibit 10.4 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.5 Employment Agreement, dated March 25, 1997, by and between GEO Specialty Chemicals, Inc. and George P. Ahearn (incorporated by reference to Exhibit
     10.5 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.6 Employment Agreement, dated March 25, 1997, by and between GEO Specialty Chemicals, Inc. and William P. Eckman (incorporated by reference to
      Exhibit 10.6 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.7 Employment Agreement, dated May 20, 1996, by and between GEO Specialty Chemicals, Inc. and Mr. Dennis S. Grandle (incorporated by reference to
      Exhibit 10.7 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.8 Supply Agreement (Supply to Buyer), dated March 25, 1997, by and between GEO Specialty Chemicals, Inc. and Henkel Corporation (incorporated by reference to Exhibit 10.8 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.9 Supply Agreement (Supply to Henkel), dated March 25, 1997, by and between GEO Specialty Chemicals, Inc. and Henkel Corporation (incorporated by reference to Exhibit 10.9 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.10 Purchase Agreement, dated July 31, 1998, by and between GEO Specialty Chemicals, Inc. and BT Alex.Brown Incorporated (incorporated by reference to Exhibit 10.10 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.11 Registration Rights Agreement, dated July 31, 1998, by and between GEO Specialty Chemicals, Inc. and BT Alex.Brown Incorporated (incorporated by reference to Exhibit 10.11 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.12 Provisional Lease Agreement, dated July 29, 1998, by and between GEO Specialty Chemicals, Inc. and Mallinckrodt Inc. (a Delaware corporation) (incorporated by reference to Exhibit 10.12 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.13 Lease Agreement, dated July 29, 1998, by and between GEO Specialty Chemicals, Inc. and Mallinckrodt Inc. (a Delaware corporation) (incorporated by reference to Exhibit 10.13 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.14 Credit Agreement, dated March 25, 1997 and amended and restated as of July 31, 1998 and further amended and restated as of September 3, 1999, by and among GEO Specialty Chemicals, Inc., various financial institutions and Bankers Trust Company, as the administrative agent (incorporated by reference to Exhibit 10.1 of GEO's Current Report on Form 8-K filed with the SEC on September 23, 1999)

10.15 GEO Specialty Chemicals, Inc. 1997 Management Incentive Program (incorporated by reference to Exhibit 10.15 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.16 Employment letter agreement, dated July 16, 1998, by and between GEO Specialty Chemicals, Inc. and Michael B. Linscott.

12.1  Computation of ratio of earnings to fixed charges
21.1  Subsidiaries of GEO Specialty Chemicals, Inc.
24.1  Power of Attorney
27.1  Financial Data Schedule
99.1  Financial Statements Required by Item 8 of Part II of this Annual Report