Form 10-Q
period 2000-03-31
GEO SPECIALTY CHEMICALS INC
filed 2000-05-15
CIK 1072548

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

                  For the quarterly period ended March 31, 2000

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

     Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of Class A Voting Common Stock, $1.00 par value, as of May 15, 2000:
135.835

     Shares of Class B Nonvoting Common Stock, $1.00 par value, as of May 15, 2000: none

================================================================================

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
GEO Specialty Chemicals, Inc.

                                                                             (IN THOUSANDS EXCEPT SHARE DATA)
                                                                          March 31, 2000       December 31, 1999
                                                                          --------------       -----------------
                                                                           (unaudited)
ASSETS
  Current assets
    Cash                                                                     $  9,661              $  4,696
    Trade accounts receivable,                                                 26,959                26,896
      net of allowance of $249 at March 31, 2000
      and December 31, 1999
    Other receivables                                                           1,080                 1,619
    Inventory                                                                  21,012                23,788
    Prepaid expenses and other assets                                             799                   553
    Deferred taxes                                                                806                   814
                                                                             --------              --------
      Total current assets                                                     60,317                58,366

  Property and equipment, net                                                  95,837                96,628

  Other assets
    Intangible assets, net                                                      5,928                 6,099
    Goodwill, net                                                              35,109                36,515
    Other accounts receivable                                                     443                   334
    Other                                                                         729                   224
                                                                             --------              --------
      Total other assets                                                       42,209                43,172
                                                                             --------              --------
  Total assets                                                               $198,363              $198,166
                                                                             ========              ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities
    Accounts payable                                                         $ 13,656              $ 14,085
    Other accounts payable                                                        827                 2,386
    Income taxes payable                                                            0                   604
    Accrued expenses and other current liabilities                              6,814                 8,927
                                                                             --------              --------
      Total current liabilities                                                21,297                26,002

  Long-term liabilities
    Revolving line of credit                                                   29,000                23,000
    Long-term debt                                                            120,000               120,000
    Other long-term liabilities                                                 4,626                 4,621
    Other accounts payable                                                        822                   592
    Deferred taxes                                                              1,123                 1,646
                                                                             --------              --------
      Total long-term liabilities                                             155,571               149,859

  Total liabilities                                                           176,868               175,861

         See accompanying notes to consolidated financial statements.

  Shareholders' equity
    Class A Voting Common Stock, $1.00 par value, 1,035 authorized,
    136 issued and outstanding at March 31, 2000 and December 31, 1999

    Class B Nonvoting Common Stock, $1.00 par value, 215 authorized,
    0 outstanding at March 31, 2000 and December 31, 1999

    Additional paid-in capital                                                 20,901                20,901
    Retained earnings                                                           1,890                 2,020
    Accumulated other comprehensive loss                                       (1,296)                 (616)
                                                                             --------              --------
  Total shareholders' equity                                                   21,495                22,305
                                                                             --------              --------
  Total liabilities and shareholders' equity                                 $198,363              $198,166
                                                                             ========              ========

         See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
GEO Specialty Chemicals, Inc.

                                                                                     (IN THOUSANDS)

                                                                       January 1 through      January 1 through
                                                                        March 31, 2000         March 31, 1999
                                                                       -------------------    -----------------
Net sales                                                                     $41,830               $34,194
Cost of sales                                                                  32,483                26,628
                                                                             --------              --------

Gross profit                                                                    9,347                 7,566

Selling, general and administrative expenses                                    5,512                 4,406
                                                                             --------              --------

Income from operations                                                          3,835                 3,160

Other expense
  Net interest expense                                                         (3,734)               (3,086)
  Foreign currency exchange loss                                                 (252)                    0
  Other expense                                                                     0                    (5)
                                                                             --------              --------

Income (loss) before taxes                                                       (151)                   69

Provision for taxes (tax benefit)                                                 (21)                   60
                                                                             --------              --------

Net income (loss)                                                               ($130)                   $9
                                                                             ========              ========

Total comprehensive income (loss)                                               ($810)                   $9
                                                                             ========              ========

         See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
GEO Specialty Chemicals, Inc.

                                                                (IN THOUSANDS)
                                                    January 1 through   January 1 through
                                                      March 31, 2000      March 31, 1999
                                                    -----------------   -----------------
Cash flows from operating activities
  Net income                                              $      (130)         $        9
  Adjustments to reconcile net income
  to net cash from operating activities
     Depreciation, depletion and amortization                   3,099               2,621
     Deferred income tax expenses                                (177)                 60

  Change in assets and liabilities
     Trade accounts receivable                                   (205)             (1,068)
     Other accounts receivable                                    423                (260)
     Inventories                                                2,212               1,353
     Prepaid expenses and other assets                           (297)                169
     Accounts payable                                          (4,258)                210
     Other liabilities                                             75                 (56)
                                                           ----------          ----------

Net cash from operating activities                                742               3,038

Cash flow from investing activities
  Purchases of property, plant and equipment                   (1,478)             (1,386)
  Acquisition of certain intangible assets and
  equipment of Tetra Technologies Inc.                           (250)                 --
                                                           ----------          ----------

Net cash flows from investing activities                       (1,728)             (1,386)

Cash flows from financing activities
  Borrowings under revolving line of credit                     6,000                   0
  Payments on deferred financing costs                              0                 (64)
                                                           ----------          ----------

Net cash from financing activities                              6,000                 (64)

Effect of exchange rate changes on cash
and cash equivalents                                              (49)                  0

Net change in cash                                              4,965               1,588
  Cash at beginning of period                                   4,696               1,645
                                                           ----------          ----------
  Cash at end of period                                    $    9,661          $    3,233
                                                           ==========          ==========

Supplemental disclosure of cash flow information
  Cash paid for
     Interest                                                   6,523               6,109

         See accompanying notes to consolidated financial statements.

                          GEO SPECIALTY CHEMICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS EXCEPT SHARE DATA)

NOTE 1 -- NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS: GEO Specialty Chemicals, Inc. was incorporated in the state of Ohio for the purpose of owning and operating specialty chemical businesses. GEO produces a variety of specialty chemical products for use in various major chemical markets. GEO produces more than 300 products which are used primarily in the construction, paper, water treatment, oil field and electronics industries. GEO sells these products to customers located throughout the United States and in European markets.

     GEO operates in an environment with many financial and operating risks, including, but not limited to, intense competition, fluctuations in cost and supply of raw materials, technological changes, and environmental matters.

     INTERIM RESULTS (UNAUDITED): The accompanying consolidated balance sheet at March 31, 2000 and the consolidated statements of operations and cash flows for the three month periods ended March 31, 2000 and 1999 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the consolidated financial statements for those interim periods are also unaudited. The consolidated results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with the financial statements and notes thereto contained in GEO's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

     PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of GEO and its wholly-owned subsidiaries, GEO Specialty Chemicals Ltd., GEO Holdings (Europe) SARL, GEO Gallium S.A., and Ingal Stade GmbH. All significant intercompany balances and transactions have been eliminated.

NOTE 2 -- INVENTORIES

     Inventories consist of the following components:

                                            March 31, 2000     December 31, 1999
                                            --------------     -----------------
Raw materials                                      $15,292               $12,633
Work in progress                                        54                 2,688
Finished goods                                       5,666                 8,467
                                                   -------               -------
                                                   $21,012               $23,788

NOTE 3 -- COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) consists of GEO's net income (loss) and foreign exchange translation adjustments.

NOTE 4 -- NEW ACCOUNTING STANDARDS

     Beginning January 1, 2001, Statement on Financial Accounting Standards No. 133 (the "Statement") on derivatives will require all derivatives to be recorded at fair value in the balance sheet. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Since GEO has no significant derivative instruments, or hedging activities, adoption of the Statement is not expected to have a material effect on GEO's financial statements, but the effect will depend on derivative holdings when this standard applies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following table sets forth certain consolidated operations data for GEO expressed in millions of dollars and as a percentage of net sales for the respective period:

                                        Three Months Ended March 31,
                               -----------------------------------------------
                                       2000                       1999
                               ------------------         --------------------
                                  $           %             $              %
                               -------     ------         -----         ------
Net sales                      $41.8       100.0%         $34.2         100.0%
Gross profit                     9.3        22.2            7.6          22.2
Operating income                 3.8         9.1            3.2           9.4
Net income (loss)               (0.1)       (0.2)           0.0           0.0
EBITDA                           6.9        16.5            5.8          17.0
Net interest expense             3.7         8.9            3.1           9.1
Capital expenditures             1.4         3.3            1.4           4.1

     Net Sales. Net sales for the three months ended March 31, 2000 were $41.8 million, representing a $7.6 million or 22.2% increase compared to net sales of $34.2 million during the same period in 1999. The increase in net sales was attributable to the impact of the acquisition of the Gallium business of Rhodia Chimie S.A. which occurred on September 8, 1999. Net sales of the Gallium group, which produces highly purified virgin gallium used in the semi-conductor and optoelectronics industries, were $5.7 million in the first three months of 2000. Excluding the impact of the Gallium acquisition, GEO's net sales increased by $1.9 million or 5.6% compared to the same period in 1999. Most of this increase occurred in aluminum chemicals, used primarily in water treatment, which were up by $1.6 million, additives and clay products sold to the oil and gas industry, which were up by $0.8 million, and sales of additives to the coatings markets, which were up by $0.5 million. Partially offsetting these increases were sales of performance chemicals to the paper industry which decreased by $1.3 million compared to the same period in 1999.

     Gross Profit. Gross profit for the three months ended March 31, 2000 was $9.3 million, or 22.2% of net sales, representing a $1.7 million or 22.4% increase compared to a gross profit of $7.6 million or 22.2% of net sales during the same period in 1999. The increase in gross profit was primarily attributable to the Gallium acquisition. The increase in gross profit reflects the effect of the Gallium business, which generated $1.9 million of gross profit. Excluding the effect of the Gallium acquisition, gross profit declined slightly due to higher freight expenses and plant operating expenses, which were partially offset by lower raw material costs. As a percent of net sales, gross profit remained the same at 22.2%.

     Operating Income. Operating income for the three months ended March 31, 2000 was $3.8 million, or 9.1% of net sales, representing a $0.6 million or 18.8% increase compared with an operating income of $3.2 million, or 9.4% of net sales, during the same period in 1999. The increase in operating income was primarily attributable to the Gallium acquisition, which generated $1.4 million of operating income. Partially offsetting the contribution from the Gallium business was increased amortization and administrative-related depreciation charges of $0.3 million and an increase in selling and administrative costs of $0.5 million.

     Net Income (Loss). Net income (loss) for the three months ended March 31, 2000 was $(0.1) million, representing a $0.1 million decline compared with the break-even level of net income during the same period in 1999. The decrease in net income was due primarily to a $0.7 million increase in net interest expense, reflecting additional debt and lower interest bearing cash balances resulting from the Gallium acquisition and initial funding of the Gallium business. Additionally, income taxes were $0.1 million higher than the same period in 1999.

     EBITDA. EBITDA for the three months ended March 31, 2000 was $6.9 million, or 16.5% of net sales, representing a $1.1 million or 19.0% increase compared to an EBITDA of $5.8 million, or 17.0% of net sales, during the same period in 1999. The increase in EBITDA was attributable to the Gallium acquisition, which generated $1.7 million of EBITDA during the first three months of 2000.

This increase was partially offset by reduced net sales to the paper industry and higher production costs in the TRIMET business.

     Net Interest Expense. Net interest expense, excluding amortization of deferred financing costs, for the three months ended March 31, 2000 was $3.7 million, or 8.9% of net sales, an increase of $0.6 million compared to net interest expense of $3.1 million, or 9.1% of net sales, during the same period in 1999. The increase in net interest expense was due to the additional debt incurred, and the decline in operating cash, in connection with the funding and assimilation of the Gallium business.

     Capital Expenditures. Capital expenditures for the three months ended March 31, 2000 were $1.4 million, or 3.3% of net sales, compared to capital expenditures of $1.4 million, or 4.1% of net sales, during the same period in 1999. Additionally, during the first three months of 2000, GEO acquired certain intangible assets and equipment related to aluminum compounds from Tetra Technologies Inc. for $0.3 million.

Liquidity and Capital Resources

     GEO's primary cash needs are working capital, capital expenditures and debt service. GEO has financed, and intends to continue to finance, these needs from internally generated cash flow, in addition to periodic draws on its senior revolving credit facility. As of March 31, 2000, GEO had no material commitments for capital expenditures.

     Net cash from operations was $3.0 million for the three months ended March 31, 1999 and $0.7 million for the three months ended March 31, 2000. The $2.3 million decrease in net cash from operations was due primarily to a reduction in deferred income tax liability of $0.2 million and a reduction in the current liability component of net working capital. Accounts payable and accrued expenses were reduced during the three months ended March 31, 2000, as payments were made to settle overdue vendor invoices from Henkel Corporation and several freight companies. In addition, payments were made to fund the accrued 1999 obligations under GEO's defined contribution pension plan in connection with the termination of the plan. This funding, which was $0.7 million, typically occurred in the third quarter of the fiscal year.

     In connection with the TRIMET acquisition on July 31, 1998, GEO refinanced its existing senior debt by issuing $120.0 million of 10 1/8% Senior Subordinated Notes due 2008. GEO's senior revolving credit facility, which was amended in connection with the Gallium acquisition, currently includes $45.0 million of available borrowing. The amended facility expires in 2003 and has no interim amortization requirements. Borrowings under the senior revolving credit facility bear interest, at GEO's option, at:

     . 1.25% above the higher of an adjusted certificate of deposit rate plus 0.5% or the prime lending rate of Bankers Trust Company; or

     .    an adjusted Eurodollar rate plus 2.25%.

     As of March 31, 2000, GEO's interest rate under the senior revolving credit facility was 8.6875%. The senior revolving credit facility contains customary covenants which include the maintenance of certain financial ratios.

     During the three months ended March 31, 2000, GEO borrowed an additional $6.0 million under its senior revolving credit facility. This borrowing was made to fund the reduction in current liabilities noted above and the semi-annual interest payment related to GEO's outstanding senior subordinated notes. As of March 31, 2000, GEO had $16.0 million of borrowing available under its senior revolving credit facility. Between March 31 and May 15, 2000, GEO reduced its borrowings under its senior revolving credit facility by $5.0 million, thereby increasing the availability under the facility to $21.0 million.

     As of March 31, 2000, GEO had a cash balance of $9.7 million, compared to $3.2 million as of March 31, 1999. The cash balance was decreased between March 31 and May 15, 2000 in order to reduce the amount borrowed under GEO's senior revolving credit facility, as noted above.

     GEO believes that cash generated from operations, together with amounts available under its senior revolving credit facility will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

     The overall effects of inflation on GEO's business during the periods discussed have not been significant. GEO monitors the prices it charges for its products on an ongoing basis and believes that it will be able to adjust those prices to take into account any future changes in the rate of inflation.

Disclosure Regarding Forward-Looking Statements Contained in this Report

     Certain statements contained in this report, including statements containing the words "believes," "anticipates," "intends," "expects," "should," "could," "may," "will," "can," "continue" and "estimate," and similar words, constitute "forward-looking statements" under the federal securities laws. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of GEO, its industry or others to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from GEO's expectations include the following: (1) loss of key customers or increased competitive pressures; (2) changes in customer spending levels; (3) increases in interest rates or GEO's cost of borrowing or a default under any material debt agreement; (4) unavailability of funds for capital expenditures or research and development; (5) GEO's inability to fund acquisitions, find suitable acquisition candidates or integrate acquired businesses; (6) changes in governmental, environmental or other regulations; and
(7) changes in general economic or market conditions. Given these uncertainties, you should not place undue reliance upon such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     GEO does not engage in hedging or other market structure derivative trading activities. Additionally, GEO's debt obligations are primarily fixed rate in nature and, as such, are not sensitive to changes in interest rates. However, GEO's senior revolving credit facility bears interest at a variable rate. GEO is a party to an agreement, expiring on June 26, 2000, which provides for financial stability in the event of fluctuations in exchange rates in respect of $15 million under GEO's senior revolving credit facility. The floor and cap under this arrangement are based upon U.S. Dollar three-month LIBOR (as fixed by the British Bankers Association) of 5.25% and 7.75%, respectively. If these thresholds are breached, the arrangement will allow GEO to continue to cover its interest obligations, in respect of up to $15 million under its senior revolving credit facility, at the cap or floor level, notwithstanding the prevailing market interest rate at that time. GEO does not believe that its market risk financial instruments on March 31, 2000 would have a material effect on future operations or cash flow.

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

     The fair value of GEO's fixed rate long-term notes is sensitive to changes in interest rates. Interest rate changes would result in gains/losses in the fair value of the notes due to differences between the market interest rates and rates at the date of the issuance of the notes. The fair value of GEO's long-term debt as of March 31, 2000, based upon market quotations, is approximately $97.2 million. Based on a hypothetical immediate 100 basis point increase in interest rates at March 31, 2000, the fair value of GEO's fixed rate long-term notes would be impacted by a net decrease of $7.8 million. Conversely, a 100 basis point decrease in interest rates at March 31, 2000 would result in a net increase in the fair value of GEO's fixed rate long-term notes of $8.5 million.

                                     PART II
                                OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  27   Article 5 of Regulation S-X,
                       Financial Data Schedule

         (b)      Reports on Form 8-K.


     GEO filed no Current Reports on Form 8-K with the Securities and Exchange Commission during the three month period ended March 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              GEO SPECIALTY CHEMICALS, INC.



Date: May 15, 2000                            By: /s/ William P. Eckman
                                                 ----------------------
                                                   William P. Eckman
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (duly authorized officer and
                                                   principal financial officer)