Form 10-Q
period 2000-06-30
GEO SPECIALTY CHEMICALS INC
filed 2000-08-14
CIK 1072548

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

                  For the quarterly period ended June 30, 2000

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

          Shares of Class A Voting Common Stock, $1.00 par value, as of August 14, 2000: 135.835.

          Shares of Class B Nonvoting Common Stock, $1.00 par value, as of August 14, 2000: none.



================================================================================

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
GEO SPECIALTY CHEMICALS, INC.

                                                                 (IN THOUSANDS EXCEPT SHARE DATA)
                                                             JUNE 30, 2000      DECEMBER 31, 1999
                                                             -------------      ------------------
                                                              (unaudited)
ASSETS
Current assets
     Cash                                                          $  4,821           $  4,696
     Trade accounts receivable, net of allowance                     32,085             26,896
     of $273 and $249 at June 30, 2000 and
     December 31, 1999, respectively
     Other receivables                                                1,129              1,619
     Inventory                                                       19,820             23,788
     Prepaid expenses and other current assets                          550                553
     Deferred taxes                                                     806                814
                                                                   --------           --------

         Total current assets                                        59,211             58,366

Property and equipment, net                                          95,443             96,628

Other assets
     Intangible assets, net                                           5,661              6,099
     Goodwill, net                                                   35,130             36,515
     Other accounts receivable                                          194                334
     Other                                                              222                224
                                                                   --------           --------

         Total other assets                                          41,207             43,172
                                                                   --------           --------

         Total assets                                              $195,861           $198,166
                                                                   ========           ========

         See accompanying notes to consolidated financial statements.

                                                                    (IN THOUSANDS EXCEPT SHARE DATA)

                                                             JUNE 30, 2000         DECEMBER 31, 1999
                                                            --------------         ------------------
                                                             (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable                                              $ 12,937            $ 14,085
     Other accounts payable                                             225               2,386
     Income taxes payable                                               664                 604
     Accrued expenses and other current
       liabilities                                                    8,892               8,927
                                                                   --------            --------

     Total current liabilities                                       22,718              26,002

Long-term liabilities
     Revolving line of credit                                        24,000              23,000
     Long-term debt                                                 120,000             120,000
     Other long-term liabilities                                      4,586               4,621
     Other accounts payable                                             702                 592
     Deferred taxes                                                   1,256               1,646
                                                                   --------            --------

     Total long-term liabilities                                    150,544             149,859

Total liabilities                                                  $173,262            $175,861


Shareholder's Equity
Class A Voting Common Stock, $1 par value,
1,035 shares authorized, 136 shares issued and outstanding at June 30, 2000 and December 31, 1999

Class B Nonvoting Common Stock, $1 par value, 215 shares authorized, 0 shares outstanding at June
30, 2000 and December 31, 1999

Additional paid-in capital                                           20,901              20,901
Retained earnings                                                     3,078               2,020
Accumulated other comprehensive loss                                 (1,380)               (616)
                                                                   --------            --------

Total shareholders' equity                                         $ 22,599            $ 22,305

Total liabilities and shareholders' equity                         $195,861            $198,166
                                                                   ========            ========

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
GEO SPECIALTY CHEMICALS, INC.

                                                                            (IN THOUSANDS)
                                           APRIL 1                 APRIL 1                  JAN. 1                   JAN. 1
                                           THROUGH                 THROUGH                 THROUGH                  THROUGH
                                        JUNE 30, 2000           JUNE 30, 1999           JUNE 30, 2000            JUNE 30, 1999
                                        -------------           -------------           -------------            -------------
Net sales                               $     46,578            $      36,352           $      88,408            $      70,546
Costs of sales                                34,951                   27,408                  67,434                   54,036
                                      ---------------------------------------------------------------------------------------------

Gross profit                                  11,627                    8,944                  20,974                   16,510

Selling general and
administrative expenses                        5,912                    4,933                  11,424                    9,339
                                      ----------------------------------------------------------------------------------------------

Income from operations                         5,715                    4,011                   9,550                    7,171

Other expense
  Net interest expense                        (3,813)                  (3,069)                 (7,547)                  (6,155)
  Foreign currency exchange loss                (167)                       0                    (419)                       0
  Other                                            0                      (28)                      0                      (33)
                                      ---------------------------------------------------------------------------------------------

Income before taxes                            1,735                      914                   1,584                      983

Provision for taxes                              547                      426                     526                      486
                                      --------------------------------------------------------------------------------------------

Net income                              $      1,188            $         488           $       1,058            $         497
                                        ============            =============           =============            =============


Total comprehensive income              $      1,104            $         488           $         294            $         497
                                        ============            =============           =============            =============

         See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
GEO SPECIALTY CHEMICALS, INC.

                                                                                (IN THOUSANDS)

                                                       APRIL 1             APRIL 1             JAN 1                     JAN 1
                                                       THROUGH             THROUGH            THROUGH                   THROUGH
                                                    JUNE 30, 2000       JUNE 30, 1999      JUNE 30, 2000             JUNE 30, 1999
                                                    -------------       -------------      -------------             -------------
Cash flows from operating activities                $       1,188       $         488      $       1,058             $         497
  Net income
  Adjustments to reconcile net income
  to net cash from operating activities
       Depreciation, depletion and                          3,542               2,628              6,641                     5,249
       amortization
       Deferred income tax expense                              9                 425               (168)                      485
  Change in assets and liabilities
       Trade accounts receivable                           (5,224)               (403)            (5,429)                   (1,471)
       Other accounts receivable                              198                (353)               621                      (613)
       Inventories                                          1,040              (1,838)             3,252                      (485)
       Prepaid expense and other assets                       939                (264)               642                       (95)
       Accounts payable                                     1,266               5,163             (2,992)                    5,373
       Other liabilities                                     (100)                556                (25)                      500
                                                    -------------       -------------      -------------             -------------
Net cash from operating activities                          2,858               6,402              3,600                     9,440

Cash flows from investing activities
  Purchases of property, plant and
  equipment                                                (2,653)             (1,114)            (4,131)                   (2,500)
  Acquisition of certain intangible assets
  and equipment of Tetra Technologies Inc.                      0                   0               (250)                        0
                                                    -------------       -------------      -------------             -------------
Net cash flows from investing activities                   (2,653)             (1,114)            (4,381)                   (2,500)


Cash flows from financing activities
  Borrowings (repayments) under
  revolving line of credit (net)                           (5,000)               (760)             1,000                      (760)

  Payments on deferred financing costs                          0                  25                  0                       (39)
                                                    -------------       -------------      -------------             -------------
Net cash from financing activities                         (5,000)               (735)             1,000                      (799)

Effect of exchange rate changes on cash                       (45)                  0                (94)                        0

Net change in cash                                         (4,840)              4,553                125                     6,141
Cash at beginning of period                                 9,661               3,233              4,696                     1,645

Cash at end of period                             4,821               7,786              4,821                     7,786
                                           ============        ============       ============              ============
Supplemental disclosure of cash flow
Information
  Cash paid for
          Interest (net of interest       $       1,001       $         118      $       7,110             $       6,220
           earned)

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

     INTERIM RESULTS (UNAUDITED): The accompanying consolidated balance sheet at June 30, 2000 and the consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2000 and 1999 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the consolidated financial statements for those interim periods are also unaudited. The consolidated results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with GEO's financial statements and notes thereto contained in GEOs' Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of GEO and its wholly-owned subsidiaries, GEO Specialty Chemicals Ltd., GEO Holdings (Europe) SARL, GEO Gallium S.A., and Ingal Stade GmbH. All significant intercompany balances and transactions have been eliminated.

NOTE 2 - INVENTORIES

     Inventories consist of the following components:


                    June 30, 2000  December 31, 1999
                    -------------  -----------------

Raw materials             $ 8,617            $12,633
Work in progress            3,284              2,688
Finished goods              7,919              8,467
                          -------            -------
                          $19,820            $23,788
                          =======            =======

NOTE 3 -- COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) consists of GEOs' net income (loss) and foreign exchange translation adjustments.

NOTE 4 -- NEW ACCOUNTING STANDARDS

     Beginning January 1, 2001, Statement on Financial Accounting Standards No. 133 (the "Statement") on derivatives will require all derivatives to be recorded at fair value in the balance sheet. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Since GEO has no significant derivative instruments or hedging activities, adoption of the Statement is not expected to have a material effect on GEO's financial statements, but the effect will depend on derivative holdings when this standard applies.

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth certain consolidated operations data for GEO expressed in millions of dollars and as a percentage of net sales:

                    Three Months Ended June 30,       Six Months Ended June 30,
                    ---------------------------       ------------------------
                       1999            2000           1999             2000
                       ----            ----           -----            ----
                     $     %         $      %        $      %        $      %
                     --    --        --     --       --     --       --     --
Net Sales          $36.4  100.0%   $46.6  100.0%   $70.5   100.0%  $88.4  100.0%
Gross profit         8.9   24.6     11.7   25.1     16.5    23.4    21.0   23.8
Operating income     4.0   11.0      5.7   12.2      7.2    10.2     9.6   10.9
Net income (loss)    0.5    1.5      1.2    2.6      0.5     0.7     1.1    1.2
EBIDTA               6.7   18.3      9.0   19.3     12.4    17.6    15.9   18.0
Net interest expense 3.1    8.4      3.8    8.2      6.2     8.8     7.5    8.5
Capital expenditures 1.1    3.1      2.7    5.8      2.5     3.5     4.1    4.6

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Net Sales. Net sales for the three months ended June 30, 2000 were $46.6 million, representing a $10.2 million or 28.0% increase compared to $36.4 million of net sales during the same period in 1999. Most of the increase was attributable to the Gallium acquisition, which added $7.4 million of net sales. Excluding the impact of the Gallium acquisition, net sales were higher by $2.8 million. This increase was driven primarily by increased sales of $2.3 million of aluminum compounds to the industrial water treatment industry.

Gross Profit. Gross profit for the three months ended June 30, 2000 was $11.7 million, or 25.1% of net sales, representing a $2.8 million or 31.5% increase compared with gross profit of $8.9 million, or 24.6% of net sales, during the same period in 1999. The Gallium business contributed $3.3 million of the increase. Excluding the impact of the Gallium acquisition, gross profit decreased slightly as variable costs (i.e. raw materials and freight) were less favorable relative to sales in all business units.

Operating Income. Operating income for the three months ended June 30, 2000 was $5.7 million, or 12.2% of net sales, representing a $1.7 million or 42.5% increase compared with operating income of $4.0 million, or 11.0% of net sales, during the same period in 1999. The increase was due to the contribution of the Gallium business net of additional amortization of goodwill and other long-term assets associated with the acquisition.

Net Income. Net income for the three months ended June 30, 2000 was $1.2 million, or 2.6% of net sales, representing a $0.7 million or 140% increase compared with net income of $0.5 million, or 1.5% of net sales, during the same period in 1999. The increase in net income was attributable to the Gallium acquisition.

EBITDA. EBITDA for the three months ended June 30, 2000 was $9.0 million, or 19.3% of net sales, representing a $2.3 million or 34.3% increase compared with EBITDA of $6.7 million, or 18.3% of net sales, during the same period in 1999. The Gallium acquisition contributed $3.2 million of EBITDA, which more than offset the $0.9 million decline in the rest of the business, mainly in paper chemicals and construction additives.

Net Interest Expense. Net interest expense for the three months ended June 30, 2000 was $3.8 million, or 8.2% of net sales, representing a $0.7 million or 22.6% increase from the net interest expense of $3.1 million, or 8.4% of net sales, during the same period in 1999. The increase in net interest expense was attributable to additional indebtedness related to the Gallium acquisition.

Capital Expenditures. Capital expenditures for the three months ended June 30, 2000 were $2.7 million or a $1.6 million increase compared to $1.1 million of capital expenditures during the same period in 1999. Most of the increase in capital expenditures was related to capacity increases for the production of gallium and coating additives.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Net Sales. Net sales for the six months ended June 30, 2000 were $88.4 million, representing a $17.9 million or 25.4% increase compared with net sales of $70.5 million during the same period in 1999. The increase in net sales was primarily attributable to the impact of the acquisition of the Gallium business from Rhodia Chimie S.A., which occurred on September 1, 1999. Net sales of the Gallium business, which produces high purity materials used in the electronics industry, were $13.1 million in the first six months of 2000. Excluding the impact of the Gallium acquisition, GEO's net sales increased by $4.8 million or 6.8% compared to the same period in 1999. This increase was due primarily to improved sales of aluminum compounds used in industrial and municipal water treatment applications.

Gross Profit. Gross profit for the six months ended June 30, 2000 was $21.0 million, or 23.8% of net sales, representing a $4.5 million or 27.3% increase compared with gross profit of $16.5 million, or 23.4% of net sales, during the same period in 1999. The increase in gross profit was primarily attributable to the Gallium acquisition. Excluding the impact of the Gallium acquisition, gross profit declined by $0.8 million due to slightly higher raw material costs as well as higher freight and production expenses, especially utility expenses. The higher gross profit as a percent of net sales reflects the impact of the Gallium business on the overall sales mix.

Operating Income. Operating income for the six months ended June 30, 2000 was $9.6 million, or 10.9% of net sales, representing a $2.4 million or 33.3% increase compared with operating income of $7.2 million, or 10.2% of net sales, during the same period in 1999. The increase in operating income was attributable to the Gallium acquisition. Excluding the impact of the Gallium acquisition, operating income was lower by $0.8 million due to lower gross margin and higher selling and administrative expenses.

Net Income (Loss). Net income for the six months ended June 30, 2000 was $1.1 million, or 1.2% of net sales, representing a $0.6 million or 120% increase compared with net income of $0.5 million, or 0.7% of net sales, during the same period in 1999. The increase in net income was due primarily to the additional operating income generated by the Gallium acquisition, partially offset by foreign exchange losses and additional net interest expense related to the Gallium acquisition and the lower operating profit contribution of the remaining parts of the business.

EBITDA. EBITDA for the six months ended June 30, 2000 was $15.9 million, or 18.0% of net sales, representing a $3.5 million or 28.2% increase compared to EBITDA of $12.4 million, or 17.6% of net sales, during the same period in 1999. The increase in EBITDA was attributable to the Gallium acquisition, which generated $4.9 million in EBITDA during the first six months of 2000. This increase was partially offset by the unfavorable impact of higher raw material, freight, production and selling expenses noted previously.

Net Interest Expense. Net interest expense for the six months ended June 30, 2000 was $7.5 million, or 8.5% of net sales, an increase of $1.3 million or 21.0% compared to net interest expense of $6.2 million, or 8.8% of net sales, during the same period in 1999. The increase in net interest expense was due to the additional debt incurred to fund the Gallium acquisition.

Capital Expenditures. Capital expenditures for the six months ended June 30, 2000 were $4.1 million or a $1.6 million increase compared to $2.5 million of capital expenditures during the same period in 1999. The increase in capital expenditures reflects the additional production capacity being added in the Trimet and Gallium units.

Liquidity and Capital Resources

GEO's primary cash needs are working capital, capital expenditures and debt service. GEO has financed these needs from internally generated cash flow, in addition to periodic draws on GEO's existing credit facility. As of June 30, 2000, GEO had no material commitments for capital expenditures.

Net cash provided from operations for the six month periods ending June 30, 2000 and 1999 was $3.6 million and $9.4 million, respectively. The $5.8 million reduction was due primarily to increased accounts receivable of $4.0 million, caused by an increase in net sales, especially export sales, and collection delays at several specific major customers related primarily to system changes.

In connection with the Trimet acquisition on July 31, 1998, GEO refinanced its existing senior debt by issuing $120.0 million of 10 1/8% Senior Subordinated Notes due 2008. GEO's senior revolving credit facility, which was amended in connection with the Gallium acquisition, currently includes $45.0 million of available borrowing. The amended facility expires in 2003 and has no interim amortization requirements. Borrowings under the senior revolving credit facility bear interest, at GEO's option, at:

     . 1.25% above the higher of the adjusted certificate of deposit rate plus 0.5% or the prime lending rate of Bankers Trust Company; or

     .  an adjusted Eurodollar rate plus 2.25%.

As of June 30, 2000, GEO's interest rate under the senior revolving credit facility was 9.0625%. The senior revolving credit facility contains customary covenants which include the maintenance of certain financial ratios.

During the six months ended June 30, 2000, GEO borrowed an additional $6.0 million under its senior revolving credit facility. This borrowing was made to fund a reduction in current liabilities and the semi-annual interest payment related to GEO's outstanding senior subordinated notes. Between March 31 and June 30, 2000, GEO reduced its borrowings under its senior revolving credit facility by $5.0 million, thereby increasing the availability under the facility to $21.0 million.

As of June 30, 2000, GEO had a cash balance of $4.8 million, compared to $7.8 million as of June 30, 1999. The cash balance was decreased between March 31 and June 30, 2000, in order to reduce the amount borrowed under GEO's senior revolving credit facility, as noted above.

GEO believes that cash generated from operations, together with amounts available under the senior revolving credit facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

The overall effects of inflation on GEO's business during the periods discussed have not been significant. GEO monitors the prices it charges for its products on an ongoing basis and believes that it will be able to adjust those prices to take into account any future changes in the rate of inflation.

Disclosure Regarding Forward-Looking Statements Contained in this Report

     Certain statements contained in this report, including statements containing the words "believes," "anticipates," "intends," "expects," "should," "may," "will," "continue" and "estimate," and similar words, constitute "forward-looking statements" under the federal securities laws. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of GEO or its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from GEO's expectations include the following: (1)loss of key customers or increased competitive pressures; (2)changes in customer spending levels;(3) increases in interest rates or GEO's cost of borrowing or a default under any material debt agreement; (4)unavailability of funds for capital expenditures or research and development; (5) GEO's inability to fund acquisitions, find suitable acquisition candidates or integrate acquired businesses; (6) changes in governmental, environmental or other regulations; and (7) changes in general economic or market conditions. Given these uncertainties, you should not place undue reliance upon such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     GEO does not engage in hedging or other market structure derivative trading activities. Additionally, GEO's debt obligations are primarily fixed rate in nature and, as such, are not sensitive to changes in interest rates. However, GEO's senior revolving credit facility bears interest at a variable rate. GEO is a party to an agreement, expiring on June 26, 2000, which provides for financial stability in the event of fluctuations in interest rates in respect of $15 million under GEO's senior revolving credit facility. The floor and cap under this arrangement are based upon U.S. Dollar three-month LIBOR (as fixed by the British Bankers Association) of 5.25% and 7.75%, respectively. If these thresholds are breached, the arrangement will allow GEO to continue to cover its interest obligations, in respect of up to $15 million under its senior revolving credit facility, at the cap or floor level, notwithstanding the prevailing market interest rate at that time. GEO does not believe that its market risk financial instruments on June 30, 2000 would have a material effect on future operations or cash flow.

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

     The fair value of GEO's fixed rate long-term notes is sensitive to changes in interest rates. Interest rate changes would result in gains/losses in the fair value of the notes due to differences between the market interest rates and rates at the date of the issuance of the notes. The fair value of GEO's long-term debt as of June 30, 2000, based upon market quotations, is approximately $102.0 million. Based on a hypothetical immediate 100 basis point increase in interest rates at June 30, 2000, the fair value of GEO's fixed rate long-term notes would be impacted by a net decrease of $8.0 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of GEO's fixed rate long-term notes at June 30, 2000 of $8.7 million.

                                    PART II
                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits.

             27  Article 5 of Regulation S-X, Financial Data Schedule

        (b)  Reports on Form 8-K.

             GEO filed no Current Reports on Form 8-K with the Securities and Exchange Commission during the three month period ended June 30, 2000.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GEO SPECIALTY CHEMICALS, INC.



Date:  August 14, 2000        By: /s/ William P. Eckman

                              ____________________________________________
                              William P. Eckman
                              Executive Vice President and Chief Financial
                              Officer (duly authorized officer and principal financial officer)