Form 10-Q
period 2000-09-30
GEO SPECIALTY CHEMICALS INC
filed 2000-11-14
CIK 1072548

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

               For the quarterly period ended September 30, 2000

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

     Shares of Class A Voting Common Stock, $1.00 par value, as of November 14, 2000: 135.835.

     Shares of Class B Nonvoting Common Stock, $1.00 par value, as of November 14, 2000: none.

================================================================================

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
GEO SPECIALTY CHEMICALS, INC.

                                                                    (IN THOUSANDS EXCEPT SHARE DATA)
                                                          SEPTEMBER 30, 2000             DECEMBER 31, 1999
                                                    -------------------------------  -------------------------
                                                              (unaudited)
ASSETS
Current assets
   Cash                                                       $  6,218                       $  4,696
   Trade accounts receivable, net of allowance                  36,487                         26,896
   of  $336 and $249 at September 30, 2000 and
   December 31, 1999, respectively
   Other receivables                                             1,110                          1,619
   Inventory                                                    17,125                         23,788
   Prepaid expenses and other current assets                       800                            553
   Deferred taxes                                                  874                            814
                                                              --------                       --------

         Total current assets                                   62,614                         58,366

Property and equipment, net                                     94,402                         96,628

Other assets
   Intangible assets, net                                        5,423                          6,099
   Goodwill, net                                                34,190                         36,515
   Other accounts receivable                                       122                            334
   Other                                                           193                            224
                                                              --------                       --------

         Total other assets                                     39,928                         43,172
                                                              --------                       --------

         Total assets                                         $196,944                       $198,166
                                                              ========                       ========

          See accompanying notes to consolidated financial statements.

                                                                 (IN THOUSANDS EXCEPT SHARE DATA)
                                                         SEPTEMBER 30, 2000               DECEMBER 31, 1999
                                                    ------------------------------   -------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                         (unaudited)
Current liabilities
        Accounts payable                                       $ 13,252                       $ 14,085
        Other accounts payable                                      239                          2,386
        Income taxes payable                                      1,930                            604
        Accrued expenses and other current
          liabilities                                             6,677                          8,927
                                                               --------                       --------

        Total current liabilities                                22,098                         26,002

Long-term liabilities
        Revolving line of credit                                 22,000                         23,000
        Long-term debt                                          120,000                        120,000
        Other long-term liabilities                               4,744                          4,621
        Other accounts payable                                      530                            592
        Deferred taxes                                            2,002                          1,646
                                                               --------                       --------

        Total long-term liabilities                             149,276                        149,859
                                                               --------                       --------

Total liabilities                                              $171,374                       $175,861


Shareholders' equity
Class A Voting Common Stock, $1.00 par value,
1,035 shares authorized, 135.835 shares issued and outstanding at September 30, 2000 and December 31, 1999

Class B Nonvoting Common Stock, $1.00 par value,
215 shares authorized, 0 shares outstanding at September 30, 2000 and December 31, 1999

Additional paid-in capital                                       20,901                         20,901
Retained earnings                                                 7,316                          2,020
Accumulated other comprehensive loss                             (2,647)                          (616)
                                                               --------                       --------

Total shareholders' equity                                     $ 25,570                       $ 22,305
                                                               --------                       --------

Total liabilities and shareholders' equity                     $196,944                       $198,166
                                                               ========                       ========

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
GEO SPECIALTY CHEMICALS, INC.

                                                                      (IN THOUSANDS)
                                  JULY 1                JULY 1                    JAN. 1                     JAN. 1
                                  THROUGH               THROUGH                  THROUGH                    THROUGH
                               SEPT 30, 2000         SEPT 30, 1999             SEPT 30, 2000              SEPT 30, 1999
                               -------------         -------------             -------------              -------------
Net sales                          $53,867               $37,606                  $142,275                   $108,152
Cost of sales                       36,475                28,136                   103,909                     82,172
                           -------------------------------------------------------------------------------------------------------
Gross profit                        17,392                 9,470                    38,366                     25,980

Selling, general and
administrative expenses              6,751                 4,756                    18,175                     13,788

                           -------------------------------------------------------------------------------------------------------

Income from operations              10,641                 4,714                    20,191                     12,192

Other expense
  Net interest expense              (3,840)               (3,341)                  (11,387)                    (9,802)
   Foreign currency
    exchange income                    461                     0                        42                          0
  Other                               (160)                    6                      (160)                       (28)
                           -------------------------------------------------------------------------------------------------------

Income before taxes                  7,102                 1,379                     8,686                      2,362

Provision for taxes                  2,863                   519                     3,389                      1,006
                           -------------------------------------------------------------------------------------------------------


Net income                         $ 4,239               $   860                  $  5,297                   $  1,356
                                   =======               =======                  ========                   ========


Total comprehensive income         $ 1,104               $   860                  $  3,266                   $  1,356
                                   =======               =======                  ========                   ========

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
GEO SPECIALTY CHEMICALS, INC.

                                                            (IN THOUSANDS)
                                                    JAN. 1                  JAN. 1
                                                   THROUGH                  THROUGH
                                                 SEPT 30, 2000           SEPT 30, 1999
                                                 -------------           -------------
Cash flows from operating activities
  Net income                                       $  5,297                $  1,356
  Adjustments to reconcile net income
      to net cash from operating
      activities
         Depreciation, depletion and
         amortization                                10,315                   8,144
         Deferred income tax expense                  1,383                     810
  Change in assets and liabilities
       Trade accounts receivable                    (10,648)                 (4,605)
       Other accounts receivable                        692                     297
       Inventories                                    5,328                     559
       Prepaid expense and other assets                 518                      47
       Accounts payable                              (3,838)                  1,597
       Other liabilities                                146                     405
                                                   --------                --------
Net cash from operating activities                    9,193                   8,610
Cash flows from investing activities
  Purchases of property, plant and
  equipment                                          (6,143)                 (3,769)
  Acquisition of gallium business
  from Rhodia Chimie, S.A., net
  of assumed liabilities                                  0                 (19,923)
  Acquisition of certain intangible
  assets and equipment of Tetra
  Technologies Inc.                                    (250)                      0
                                                   --------                --------
Net cash flows from investing
activities                                           (6,393)                (23,692)

Cash flows from financing activities
  Borrowings (repayments) under
  revolving line of credit (net)                     (1,000)                 21,000

Payments on long-term borrowing                           0                    (760)
Payments on deferred financing
costs                                                     0                    (399)
                                                   --------                --------


Net cash from financing activities                   (1,000)                 19,841

Effect of exchange rate changes on
cash                                                   (278)                      9

Net change in cash                                    1,522                   4,768
Cash at beginning of period                           4,696                   1,645
Cash at end of period                              $  6,218                $  6,413
                                                   ========                ========
Supplemental disclosure of cash flow
Information
  Cash paid for
          Interest, net                            $ 13,747                $ 12,254

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

     INTERIM RESULTS (UNAUDITED): The accompanying consolidated balance sheet at September 30, 2000 and the consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2000 and 1999 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the consolidated financial statements for those interim periods are also unaudited. The consolidated results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with GEO's financial statements and notes thereto contained in GEO's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of GEO and its wholly-owned subsidiaries, GEO Specialty Chemicals Ltd., GEO Holdings (Europe) SARL, GEO Gallium S.A., and Ingal Stade GmbH. All significant intercompany balances and transactions have been eliminated.

NOTE 2 -  INVENTORY

     Inventory consists of the following components:

                          September 30, 2000  December 31, 1999
                          ------------------  -----------------

Raw materials                  $ 6,990            $12,633
Work in progress                 1,748              2,688
Finished goods                   8,387              8,467
                               -------            -------
                               $17,125            $23,788
                               =======            =======


NOTE   3 --  COMPREHENSIVE INCOME

       Comprehensive income consists of GEO's net income and foreign exchange translation adjustments.


NOTE   4  --  NEW ACCOUNTING STANDARDS

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following table sets forth certain consolidated operations data for GEO expressed in millions of dollars and as a percentage of net sales:

                        Three Months Ended September 30,       Nine Months Ended September 30,
                        --------------------------------       -------------------------------
                            2000               1999                2000               1999
                           ------             ------              ------             ------
                         $         %       $         %           $        %         $       %
                       -----     -----   -----     -----       -----    -----     -----   -----
Net sales              $53.9     100.0%  $37.6     100.0%      $142.3   100.0%    $108.2  100.0%
Gross profit            17.4      32.3     9.5      25.3         38.4    27.0       26.0   24.0
Operating income        10.6      19.8     4.7      12.5         20.2    14.2       12.2   11.3
Net income (loss)        4.2       7.9     0.9       2.4          5.3     3.7        1.4    1.3
EBITDA                  14.1      26.2     7.4      19.7         30.0    21.1       19.8   18.3
Net interest expense     3.9       7.2     3.3       8.8         11.4     8.0        9.8    9.1
Capital expenditures     2.0       3.7     1.3       3.5          6.1     4.3        3.8    3.5

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Net Sales. Net sales for the three months ended September 30, 2000 were $53.9 million, representing a $16.3 million or 43.4% increase compared to $37.6 million of net sales during the same period in 1999. Most of the increase was attributable to the Gallium acquisition and the exceptionally strong demand for gallium during the period, including a one significant shipment, as gallium products accounted for $13.6 million of the increase in net sales. Excluding the impact of the Gallium acquisition, net sales were higher by $2.7 million. This increase was driven primarily by increased sales of $1.5 million for coating additives and $1.1 million of aluminum compounds for industrial water treating.

Gross Profit. Gross profit for the three months ended September 30, 2000 was $17.4 million, or 32.3% of net sales, representing a $7.9 million or 83.2% increase compared with gross profit of $9.5 million, or 25.3% of net sales, during the same period in 1999. The Gallium business accounted for most of the increase due to the full quarter effect of the Gallium acquisition coupled with the exceptionally strong demand for gallium. Excluding the impact of the Gallium acquisition and the strong demand for gallium, gross profit decreased slightly despite higher sales as variable costs (i.e., raw materials and freight) were less favorable relative to sales in all business units, resulting in a $2.9 million negative impact, and plant operating expenses were $0.5 million due primarily to higher utility costs.

Operating Income. Operating income for the three months ended September 30, 2000 was $10.6 million, or 19.8% of net sales, representing a $5.9 million or 125.5% increase compared with operating income of $4.7 million, or 12.5% of net sales, during the same period in 1999. The increase was due to the contribution of the Gallium business net of additional amortization of goodwill and other long-term assets associated with the acquisition.

Net Income. Net income for the three months ended September 30, 2000 was $4.2 million, or 7.9% of net sales, representing a $3.3 million or 366.7% increase compared with net income of $0.9 million, or 2.4% of net sales, during the same period in 1999. The increase in net income was attributable to the Gallium business.

EBITDA. EBITDA for the three months ended September 30, 2000 was $14.1 million, or 26.2% of net sales, representing a $6.7 million or 90.5% increase compared with EBITDA of $7.4 million, or 19.7% of net sales,during the same period in 1999. EBITDA contributed by the Gallium business more than offset the $1.5 million decrease in the rest of the business. Paper chemicals represented 50% of the decrease in the rest of the business.

Net Interest Expense. Net interest expense for the three months ended September 30, 2000 was $3.9 million, or 7.2% of net sales, representing a $0.6 million or 18.2% increase from the net interest expense of $3.3 million, or 8.8% of net sales, during the same period in 1999. The increase in net interest expense was attributable to additional indebtedness related to the Gallium acquisition. Capital Expenditures. Capital expenditures for the three months ended September 30, 2000 were $2.0 million or a $0.7 million increase compared to $1.3 million of capital expenditures during the same period in 1999. Most of the increase in capital expenditures was related to capacity increases in gallium and coating additives.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Net Sales. Net sales for the nine months ended September 30, 2000 were $142.3 million, representing a $34.1 million or 31.5% increase compared with net sales of $108.2 million during the same period in 1999. The increase in net sales was primarily attributable to the impact of the acquisition of the Gallium business from Rhodia Chimie S.A., which occurred on September 1, 1999. Net sales of the Gallium business, which produces high purity materials used in the electronics industry, were $28.1 million in the first nine months of 2000. Excluding the impact of the Gallium acquisition, GEO's net sales increased by $7.4 million or 7.0% compared to the same period in 1999. This increase was due primarily to improved sales of aluminum compounds used in industrial and municipal water treatment applications.

Gross Profit. Gross profit for the nine months ended September 30, 2000 was $38.4 million, or 27.0% of net sales, representing a $12.4 million or 47.7% increase compared with gross profit of $26.0 million, or 24.0% of net sales, during the same period in 1999. The increase in gross profit was primarily attributable to the Gallium acquisition. Excluding the impact of the Gallium acquisition, gross profit declined by $1.5 million due to slightly higher raw material costs as well as higher freight and production, especially utility, expenses. The higher gross profit as a percent of net sales reflects the impact of the Gallium business on the overall sales mix.

Operating Income. Operating income for the nine months ended September 30, 2000 was $20.2 million, or 14.2% of net sales, representing an $8.0 million or 65.6% increase compared with operating income of $12.2 million, or 11.3% of net sales, during the same period in 1999. The increase in operating income was attributable to the Gallium acquisition. Excluding the impact of the Gallium acquisition, operating income was lower due to lower gross margin and higher selling and administrative expenses.

Net Income (Loss). Net income for the nine months ended September 30, 2000 was $5.3 million, or 3.7% of net sales, representing a $3.9 million or 278.6% increase compared with net income of $1.4 million, or 1.3% of net sales, during the same period in 1999. The increase in net income was due primarily to the additional operating income generated by the Gallium acquisition, partially offset by the negative impact of the weak Euro, additional net interest expense related to the Gallium acquisition, the lower operating profit contribution of the remaining parts of the business and a higher provision for income taxes, $5.3 million versus $1.4 million.

EBITDA. EBITDA for the nine months ended September 30, 2000 was $30.0 million, or 21.1% of net sales, representing a $10.2 million or 51.5% increase compared to EBITDA of $19.8 million, or 18.3% of net sales, during the same period in 1999. The increase in EBITDA was attributable to the Gallium acquisition and the exceptionally strong demand for gallium since early in 2000. This increase was partially offset by the unfavorable impact of higher raw material, freight, production and selling expenses and the decline of the Euro noted previously.

Net Interest Expense. Net interest expense for the nine months ended September 30, 2000 was $11.4 million, or 8.0% of net sales, an increase of $1.6 million or 16.3% compared to net interest expense of $9.8 million, or 9.1% of net sales, during the same period in 1999. The increase in net interest expense was due to the additional debt incurred to fund the Gallium acquisition. As of September 30, 2000, GEO's debt level was higher by $1.0 million compared to the debt level on September 30, 1999.

Capital Expenditures. Capital expenditures for the nine months ended September 30, 2000 were $6.1 million or a $2.3 million increase compared to $3.8 million of capital expenditures during the same period in 1999. The increase in capital expenditures reflects the additional production capacity being added in the Trimet and Gallium units.

Liquidity and Capital Resources

GEO's primary cash needs are working capital, capital expenditures and debt service. GEO has financed these needs from internally generated cash flow, in addition to periodic draws on GEO's existing credit facility. As of September 30, 2000, GEO had no material commitments for capital expenditures.

Net cash provided from operations for the nine month periods ending September 30, 2000 and 1999 was $9.2 million and $8.6 million, respectively. The $0.6 million improvement was attributable primarily to increases in net income of $3.9 million, depreciation and amortization of $2.2 million, and deferred taxes of $0.6 million, partially offset by an increase in net working capital, especially trade accounts receivable related to gallium exports of $6.1 million.

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

As of September 30, 2000, GEO's interest rate under the senior revolving credit facility was 8.875%. The senior revolving credit facility contains customary covenants which include the maintenance of certain financial ratios.

During the nine months ended September 30, 2000, GEO borrowed an additional $7.5 million under its senior revolving credit facility. This borrowing was made to fund the reduction in current liabilities and the semi-annual interest payment related to GEO's outstanding senior subordinated notes. Between March 31 and September 30, 2000, GEO reduced its borrowings under its senior revolving credit facility by $8.5 million, thereby increasing the availability under the facility to $23.0.

As of September 30, 2000, GEO had a cash balance of $6.2 million, compared to $6.4 million as of September 30, 1999. The cash balance was decreased between March 31 and September 30, 2000, in order to reduce the amount borrowed under GEO's senior revolving credit facility, as noted above.

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

Disclosure Regarding Forward-Looking Statements Contained in this Report

     Certain statements contained in this report, including statements containing the words "believes," "anticipates," "intends," "expects," "should," "may," "will," "continue" and "estimate," and similar words, constitute "forward-looking statements" under the federal securities laws. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of GEO or its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from GEO's expectations include the following: (1) loss of key executives or other key employees; (2) increased competition; (3) decreases in customer spending levels;
(4) increases in interest rates or GEO's cost of borrowing; (5) unavailability of funds for capital expenditures, research and development or acquisitions; (6) difficulty in fully integrating acquired businesses or maximizing efficiences in connection with acquisitions; (7) decreases in the rates of growth of any of GEO's businesses; (8) changes in law or governmental regulations; (9) foreign currency fluctuations; and (10) changes in general economic or market conditions. Given these uncertainties, you should not place undue reliance upon such forward-looking statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     GEO does not engage in hedging or other market structure derivative trading activities. Additionally, GEO's debt obligations are primarily fixed rate in nature and, as such, are not sensitive to changes in interest rates. However, GEO's senior revolving credit facility bears interest at a variable rate. GEO does not believe that its market risk financial instruments on September 30, 2000 would have a material effect on future operations or cash flow.

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

     The fair value of GEO's fixed rate long-term notes is sensitive to changes in interest rates. Interest rate changes would result in gains/losses in the fair value of the notes due to differences between the market interest rates and rates at the date of the issuance of the notes. The fair value of GEO's long-term debt as of September 30, 2000, based upon market quotations, is approximately $99.6 million. Based on a hypothetical immediate 100 basis point increase in interest rates at September 30, 2000, the fair value of GEO's fixed rate long-term notes would be impacted by a net decrease of $7.6 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of GEO's fixed rate long-term notes at September 30, 2000 of $8.2 million.

                                    PART II
                               OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          27   Article 5 of Regulation S-X, Financial Data Schedule

     (b)  Reports on Form 8-K.

          GEO filed no Current Reports on Form 8-K with the Securities and Exchange Commission during the three month period ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GEO SPECIALTY CHEMICALS, INC.



Date:  November 14, 2000      By:  /s/ William P. Eckman


                              ------------------------------------
                              William P. Eckman
                              Executive Vice President and Chief Financial
                              Officer (duly authorized officer and principal financial officer)