Form 10-K405
period 2000-12-31
GEO SPECIALTY CHEMICALS INC
filed 2001-03-22
CIK 1072548

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549
                             --------------------
                                   Form 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  for the fiscal year ended December 31, 2000

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

Shares of Class A Voting Common Stock, $1.00 par value, as of March 21, 2001:
135.835

Shares of Class B Nonvoting Common Stock, $1.00 par value, as of March 21, 2001: none

PART I.

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

         GEO manages its products within three primary operating groups: process additives, performance chemicals and inorganic specialties. Process additives are primarily chemical components that improve the properties of customers' products. GEO is a leading U.S. producer of a number of process additives that are used in a variety of construction, oil field and coating applications. Process additives represented approximately 35.8% of GEO's total net sales for the year ended December 31, 2000.

         Performance chemicals are primarily products used by customers to enhance the productivity of their operations and decrease their operating costs. GEO's performance chemicals consist principally of chemicals used in the water treatment and pulp and paper processing markets. GEO is a leading U.S. producer and marketer of several performance chemicals sold in these markets. Performance chemicals represented approximately 36.2% of GEO's total net sales for the year ended December 31, 2000.

         GEO's inorganic specialties group was created after its 1999 acquisition of a gallium extraction and purification business from Rhodia Chimie S.A. The inorganic specialties group consists of sales of virgin gallium to various sectors of the electronics market for applications in telecommunications and optoelectronics. These sales represented approximately 20.2% of GEO's total net sales for the year ended December 31, 2000.

         In addition to process additives, performance chemicals and inorganic specialties, GEO manufactures and supplies numerous raw materials and intermediates under a long-term reciprocal supply agreement with Henkel Corporation (now known as Cognis Corporation). GEO also produces by-products, which it sells in the merchant market, and raw materials for internal consumption. These activities represented approximately 7.8% of GEO's total net sales for the year ended December 31, 2000.

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

Competitive Strengths

         GEO believes that its market leadership positions and significant opportunities for continued growth and increased profitability are primarily attributable to the following strengths:

         Leader in Targeted Markets. GEO is a market leader in a number of
         --------------------------
specialty chemicals sold to targeted markets. GEO is the U.S. market leader in liquid calcium stearate used in paper coating, which it markets under the brand name NOPCOTE(R). GEO is also a U.S. market leader in the production of naphthalene sulfonate condensates used as additives in the production of concrete and plaster board, which it markets under the brand name LOMAR(R). GEO is also the leading global supplier of dimethylolpropionic acid, marketed under the brand name DMPA(R), and trimethylolethane, marketed under the brand name TRIMET(R), specialty chemicals used primarily in the production of specialty paints and coatings. As a result of its 1999 acquisition of Rhodia's gallium business, GEO is the world's leading producer of virgin gallium, which is used primarily in integrated circuits and chips for mobile telephones, wireless communications and optoelectronics (light emitting diodes).

         Broad Product Portfolio and Strong Customer Base. GEO manufactures over
         ------------------------------------------------
300 products used in a wide variety of applications, and sells these products to approximately 1,000 customers. For the year ended December 31, 2000, excluding sales under GEO's supply agreement with Henkel Corporation, GEO's top ten customers accounted for approximately 34% of its net sales and no single customer accounted for more than 7% of its net sales. GEO sells its products to a base of large multinational companies with which it has a longstanding relationship, including International Paper Company, Georgia-Pacific Corporation, Agilent Technologies, Master Builders, Inc., United States Gypsum Company, Avecia Inc., PPG Industries, Inc., Baker Hughes Incorporated and Westvaco Corporation. GEO believes that the diversity of its customer base, products and end markets provides it with a broad base to grow sales, expand customer relationships and minimize exposure to any particular customer or economic cycle.

         Strong Manufacturing Capability. GEO's major manufacturing facilities
         -------------------------------
have the ability to produce and formulate multiple products, allowing it to meet changing customer requirements for customized products. In addition, GEO has strategically acquired nine small plants located in the Southeast in close proximity to the major U.S. paper mills. The location of these plants provides GEO with key supply points for its pulp and paper chemicals customers and other major industrial accounts. GEO believes that this network decreases its customers' shipping and warehouse costs and provides GEO with a distinct advantage over other suppliers.

         Proven Acquisition Expertise. GEO's senior management has developed
         ----------------------------
significant expertise in identifying and effecting acquisitions within targeted markets. Since GEO's formation in 1993, management has successfully completed six acquisitions. Through these acquisitions, GEO has gained significant experience in integrating acquired companies' plants, personnel and customers into its business. Management believes that its acquisition expertise will allow it to continue to successfully acquire and integrate businesses within targeted markets of the specialty chemicals industry.

         Experienced Management Team. GEO's senior management led by George P.
         ---------------------------
Ahearn and William P. Eckman has an average of approximately 30 years of operating experience in the chemical industry, primarily in specialty chemicals. In addition, GEO has assembled a strong and experienced management team as a result of its acquisitions and has actively worked at developing a unified culture of participative management. Senior management owns approximately 20.72% of GEO's equity.

Business Strategy

         GEO's management has developed a business strategy designed to increase GEO's sales, profitability and share within targeted markets. The key components of GEO's business strategy include:

         Continue Focus on Innovative Products. Consistent with its history, GEO
         -------------------------------------
will continue to focus on manufacturing or acquiring businesses which produce innovative products for targeted markets. In particular, GEO will continue to work with its customers to develop specialized products. For example, by working closely with the two leading suppliers of clay proppants used in the stimulation of oil and natural gas wells, GEO has established the leading position in the manufacture of several intermediates used in the manufacture of clay proppants. In addition, GEO supplies "prototype" products to several major construction companies due to its broad product range and technological expertise, as well as its cooperative marketing efforts with these key customers. Based upon its historical accomplishments, GEO believes that it will continue to be successful in developing innovative products for targeted markets.

         Utilize Strong Manufacturing Capability. GEO's plants are strategically
         ---------------------------------------
located near key customers and have the ability to produce a broad range of products. GEO intends to use this network of plants to capitalize on a growing trend among the major suppliers to the water treatment, pulp and paper and oil field markets to outsource part of their manufacturing. This trend is being driven in part by the efforts of these suppliers to focus greater resources on their product development, technical, and sales and servicing businesses as opposed to their manufacturing operations. GEO has focused part of its marketing and sales efforts on these suppliers.

         Pursue Strategic Acquisitions. GEO has successfully grown through
         -----------------------------
acquisitions and intends to pursue additional strategic acquisitions that will allow it to further improve its market position in targeted markets. GEO also intends to pursue acquisitions in other high growth specialty chemicals markets. GEO will evaluate potential acquisition candidates based upon the ability of GEO to:

         .  expand its product offerings;

         .  gain access to complementary raw materials, customers and markets;

         .  enhance its manufacturing capabilities; and

         .  extend its geographic reach both domestically and internationally.

         Maximize Operating Efficiencies. GEO has historically been successful
         -------------------------------
in achieving operating efficiencies with each of its acquisitions. GEO believes that it can continue to create efficiencies which result in reduced raw material and manufacturing costs and improved cash flow by:

         . cross-selling its expanded product line across a broader distribution and customer network;

         . consolidating raw material purchases to increase purchasing efficiency;

         .  minimizing expenses; and

         .  consolidating manufacturing and distribution operations.

Products and Markets Overview

         The following table shows on a pro forma basis GEO's principal operating groups by product line, primary end-markets and as a percentage of sales for the years 1998, 1999 and 2000. The pro forma sales percentages assume that the Henkel, TRIMET and Rhodia gallium acquisitions were each effected on January 1, 1998.

                                                                                             Percentage Of Sales
                                                                                             -------------------
Operating Group                Product Line                Primary End-Markets           1998        1999       2000
---------------                ------------                -------------------           ----        ----       ----
Performance Chemicals          Aluminum Products           Pulp & Paper, Water            22.6        24.0       23.7
                                                           Treatment
                               Formulated Products         Pulp & Paper                   13.6        10.1        7.2
                               Stearates                   Pulp & Paper                    4.5         6.2        5.3
                                                                                         -----       -----      -----


         Total Performance Chemicals................................................      40.7        40.3       36.2

Process Additives              Naphthalene Sulfonate       Construction, Oil Field        20.8        22.1       19.9
                                   Condensates/Other
                                   Chemicals
                               Polyols                     Coatings                       15.4        16.4       14.9
                               Clay Products               Oil Field                       3.6         1.4        1.0
                                                                                         -----       -----      -----
         Total Process Additives....................................................      39.8        39.9       35.8


Inorganic Specialties          Gallium                     Electronics                     9.6         8.7       20.2

Other (1)                                                                                  9.9        11.1        7.8
                                                                                         -----       -----      -----
         Total                                                                             100%        100%       100%

(1) Comprised of formaldehyde, calcium formate and sales pursuant to GEO's reciprocal supply agreement with Henkel Corporation (now known as Cognis Corporation).

Performance Chemicals

         Pulp & Paper. Specialty pulp and paper chemicals include a wide range
         ------------
of chemicals, most of which are proprietary formulations that require extensive customer support. Unlike commodity pulp and paper chemicals that are sold on the basis of a specification and are the same for every manufacturer, specialty pulp and paper chemicals are unique products made to accomplish a specific application. In addition, some pulp and paper chemicals are classified as specialty chemicals because of the targeted markets they serve and the high barriers of entry in those markets. Specialty pulp and paper chemicals are generally sold based upon performance considerations. In particular, their value in the marketplace stems from the degree to which the products are tailored to meet the needs of the customer.

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

         Defoamers. GEO's defoamers are used to prevent excess foaming in
         ---------
equipment and to eliminate air bubbles during various stages of the papermaking process. The product type and amount used vary by paper mill depending on the type of pulp used and operating conditions. GEO markets approximately 80 defoamers. GEO's large product line and its sales and marketing strategy of selling to paper mill suppliers as well as paper mills directly has resulted in significant sales and market share. GEO competes primarily with Callaway Chemical Company, a chemical company of Vulcan Materials Company, Nalco Chemical Company, Vinings Industries, Inc. and Betz-Dearborn Incorporated in this segment of the pulp and paper industry.

         Coatings/Lubricants. GEO's specialty pulp and paper chemicals are also
         -------------------
used in the coating and lubricating aspects of the papermaking process, primarily to improve the efficiency and performance of the manufacturing process. GEO markets approximately 40 products which provide enhanced printability, surface smoothness, glossing ease and processing efficiency. Within this segment, GEO has focused on calcium stearate lubricants, which it markets under the trade name NOPCOTE(R). GEO believes that it is the market leader for this product. GEO's brand recognition and its reputation for quality has created strong customer relationships and a resulting strong market share in this segment. GEO competes primarily with BASF Corporation and Sequa Corporation in this segment of the pulp and paper industry.

         Flocculants/Coagulants. GEO's flocculants and coagulants are used in
         ----------------------
the paper formation process and the treatment of pulp and paper mill wastewater. GEO believes it is a leading seller of these products, including polyaluminum chloride and aluminum sulfate, to the U.S. pulp and paper industry. GEO competes primarily with General Chemical Corporation, Gulbrandsen Co., Inc. and Southern Ionics, Inc. in this segment of the pulp and paper industry.

         Other. GEO also supplies sizing agents, cleaners, dry and wet strength
         -----
resins, wetting and re-wetting agents, and deposit control agents to the specialty pulp and paper chemical market. These products have such diverse applications as maintaining the integrity of paper fibers, improving the ability of paper to withstand various temperature conditions, and ensuring an efficient manufacturing process. GEO markets approximately 75 of these products and competes with various companies, including Huntsman Corporation, Hercules Incorporated and Buckman Laboratories International Inc.

         Water Treatment. The U.S. specialty chemical water treatment market is
         ---------------
comprised of two segments: industrial water treatment and municipal water treatment. The industrial water treatment segment uses specialty chemicals primarily to purify water for manufacturing processes, since the use of untreated water results in low product quality and accelerated equipment degradation. The industrial segment is also required by environmental regulations to treat its wastewater. Demand in this segment is therefore driven by both the level of industrial production and environmental regulations.

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

         Flocculants/Coagulants. Flocculants and coagulants remove suspended
         ----------------------
matter from water and are essential to the treatment of industrial processing water, wastewater and drinking water. Coagulants are used to achieve primary separation of fine particles. Flocculants are added after the primary coagulant to cause the separated particles to clump together and settle out more rapidly.

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

Process Additives

         Construction. GEO competes primarily in two segments of the
         ------------
construction industry: concrete additives and plaster board.

         Concrete Additives. GEO's naphthalene sulfonate condensates and the
         ------------------
other specialty chemicals that it sells in this segment of the construction market are used as additives to increase the strength and workability of concrete. These products also improve the ability of concrete to withstand deterioration due to temperature variations and corrosive agents. Major markets for these products include roadway construction and repair and residential and commercial construction. GEO markets approximately 30 products in this market. GEO competes in this segment with the Hampshire Division of The Dow Chemical Company and Handy Chemicals Ltd., a subsidiary of Rutgers Organics GmbH.

         Plaster Board. GEO's naphthalene sulfonate condensates and the other
         -------------
specialty chemicals that it sells in this segment of the construction market are used to shorten the drying time and expedite the manufacture of plaster board. Demand for GEO's products in this market is primarily a function of the level of residential and commercial construction. GEO is the leading U.S. manufacturer of naphthalene sulfonate condensates to the plaster board market. GEO markets approximately 10 products for plaster board use. GEO developed the application of naphthalene sulfonate condensates in this market and is considered to be the technology leader. GEO is also a leading manufacturer of foaming agents and defoamers to the plaster board industry. Major customers include the four leading plaster board producers: United States Gypsum Company, Georgia-Pacific Corporation, National Gypsum and James Hardie. GEO competes primarily with the Hampshire Division of The Dow Chemical Company and Handy Chemicals Ltd., a subsidiary of Rutgers Organics GmbH.

         Coatings. Primarily concentrated in the United States, Western Europe
         --------
and Japan, the global market for paint and coating chemicals is split primarily into two applications: construction, primarily new home construction, and consumer durables, including motor vehicles, home furnishings, outdoor equipment and household appliances. Demand for paint and coating chemicals is largely a function of construction expenditures, motor vehicle production and general consumer spending.

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

Within the specialty paint and coating chemicals market, GEO manufacturers and supplies two products: DMPA(R)and TRIMET(R).

         DMPA(R). GEO's DMPA(R) is used in the production of such products as
         -------
wood varnishes, leather coatings, adhesives and automotive parts. GEO believes that its DMPA(R) product, with its environmentally-friendly profile and superior performance, will benefit from the worldwide trend towards more stringent environmental standards for many paint and coating products. GEO is the only producer of DMPA(R) in the world and supplies such major manufacturers as Avecia Corp., PPG Industries, Inc. and Reichhold Chemicals, Inc.

         TRIMET(R). GEO's TRIMET(R) product is used in the production of such
         ---------
products as: automotive finishes, where it improves gloss and hardness; outdoor equipment, where ultra-violet resistance is enhanced; and decorative finishes for home furnishings, where it improves water resistance. TRIMET(R) is also used as a surface treatment in the production of can coatings and architectural paints. GEO believes that its TRIMET(R) product, with its environmentally-friendly profile and superior properties, will also benefit from the worldwide trend towards more stringent environmental standards for many paint and coating products. GEO has no direct competition for its TRIMET(R) product and supplies such major manufacturers as McWorter Corporation, Reichhold Chemicals, Inc., Cook Composites Company and Kerr-McGee Chemical Corporation.

         Oilfield. The North American oilfield chemical market uses many
         --------
specialty chemicals for cementing, stimulation and production. Demand for oilfield specialty chemicals is a function of exploration expenditures, oil and gas production and crude oil and gas prices. The increased exploration efforts in the Gulf of Mexico, particularly at deeper depths, and increased oil production in Canada and Mexico will drive demand in North America for oilfield specialty chemicals.

         Within the oilfield specialty chemicals market, GEO markets approximately 25 products in the following major areas: cementing, stimulation and production.

         Cementing. In the cementing market, GEO's naphthalene sulfonate
         ---------
condensates are used to enhance the physical properties of cement used for well casings. GEO's naphthalene sulfonate condensates allow for improved handling of cement, resulting in reduced energy requirements for pumping at greater depths. In this market, GEO competes with the Hampshire Division of The Dow Chemical Company and several alternative specialty chemicals.

         Stimulation. GEO manufactures calcined clay and bauxite used as an
         -----------
intermediate in the manufacturing of clay proppants. Clay proppants are used in the stimulation of oil and natural gas wells. GEO markets 12 products, and competes primarily with CE Minerals, Inc., in this segment.

         Production. GEO also manufactures its naphthalene sulfonate
         ----------
condensates for oil production. These products are used primarily to facilitate the de-watering of crude-oil. GEO competes primarily with Witco Corporation in this market.

Inorganic Specialties

         Gallium. As a result of its 1999 acquisition of Rhodia's gallium
         -------
business, GEO is the world's leading producer of virgin gallium, which is used primarily in integrated circuits and chips for mobile telephones, wireless communications and optoelectronics (light emitting diodes).

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

         GEO's global net sales for fiscal year 2000 were $188.2 million. Domestic U.S. sales of $149.9 million represented approximately 79.6% of total net sales, and overseas sales of $38.3 million represented approximately 20.4% of total net sales.

Reciprocal Supply Agreements with Henkel Corporation

         In the Henkel acquisition, GEO entered into reciprocal supply agreements with Henkel (now known as Cognis Corporation). Under these agreements, Henkel supplies GEO with various raw materials, intermediates and toll products and GEO supplies Henkel with numerous products made by Henkel prior to the acquisition. The agreements require GEO and Henkel to purchase all of their requirements for the covered products from the other party. However, GEO and Henkel are not required to supply products exceeding 110% of the volume supplied under the agreements during the previous year. The prices charged by GEO, or by Henkel for toll products, may be increased quarterly, but only to the extent of changes in the price of raw materials or overhead costs. Henkel may adjust its prices on non-toll products quarterly based on market prices. The term of the supply agreements is three or five years from the date of the acquisition, depending on the product supplied.

         The aggregate price of products purchased by GEO from Henkel under the supply agreements for the year ended December 31, 2000 was approximately $7.4 million, of which $3.5 million was for toll products and $3.9 million was for raw materials and intermediates. The aggregate price of products purchased by Henkel from GEO for the same period was approximately $9.2 million. More than 1,000 product formulations are subject to the terms of the supply agreements. The primary products supplied by GEO to Henkel include defoamers, softeners and naphthalene sulfonate condensates. The primary products supplied by Henkel to GEO include fatty acids used as raw materials and toll products such as wet strength resins and polyacrylates.

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

     In the acquisition of Rhodia's gallium business, GEO was assigned various patents relating to the extraction and purification of gallium. These patents have expiration dates ranging between 2001 and 2010. Although GEO considers these patents to be important to its gallium business, there can be no assurance that any of these patents will provide adequate protection for the process or technology that it covers.

Employees

     As of December 31, 2000, GEO employed approximately 418 persons, the majority of whom are involved in production and operations, with the balance engaged in administration, research and development, sales, customer service and clerical work. Approximately 63 employees located at the Cedartown, Georgia facility, 59 employees at the Allentown, Pennsylvania facility, 26 employees at the Bastrop, Louisiana facility, 9 employees at the Baltimore, Maryland facility, 4 employees at the Georgetown, South Carolina facility, and 2 employees at the Chattanooga, Tennessee facility are unionized and covered by collective bargaining agreements. These collective bargaining agreements have expiration dates ranging between March 2002 and December 2004. The unionized employees of GEO located at the Allentown, Bastrop and Baltimore facilities are represented by the International Chemical and Atomic Workers, those located at the Cedartown facility by the United Food Workers, those located at the Georgetown facility by the United Paper Workers, and those located at the Chattanooga facility by the United Steel Workers. In Europe, GEO has approximately 18 employees at its Salindres, France plant and 12 employees at its Stade, Germany plant. Most of the employees at these European sites are part of national labor unions. GEO believes that its relationship with its employees is good. GEO has experienced no work stoppages at any of its facilities since its inception in 1993.

Environmental Matters

     GEO believes that it is in substantial compliance with the environmental laws applicable to its facilities. GEO has no reason to believe that the discovery of presently unknown environmental conditions or changes in the scope, interpretation or enforcement of any environmental laws will have a material adverse effect on GEO's business or financial condition.

     Aluminum Sulfate Facilities. Six of GEO's facilities use aluminum-bearing
     ---------------------------
clay as the basic raw material in the manufacture of aluminum sulfate. These facilities generate a by-product known as process silica. GEO has historically managed this by-product in on-site impounds. These impounds have impacted groundwater quality by affecting the level and flow of groundwater, and by producing elevated levels of aluminum, sulfates and acidity in the groundwater. GEO currently operates seven of these impounds and is addressing the groundwater issues at each of these facilities. Most of these facilities are working with their respective state environmental protection agencies to address the potential groundwater contamination through periodic monitoring.

     The cost of closing these impounds varies by facility, depending on state requirements, the size and age of the facilities, the extent of the contamination, and whether impounded water must be transported off-site. Estimates for the closure of an impound range from $200,000 to $700,000. Monitoring and reporting typically would be required for twenty to fifty years following closure, and the associated costs range from $10,000 to $25,000 annually per facility. As of March 21, 2001, GEO had completed the closure of one such impound, at a cost of $674,000.

     On February 10, 1998, GEO's Bastrop, Louisiana facility received a compliance order from the Louisiana Department of Environmental Quality regarding the design and capacity of its five acre impound. The state agency directed the facility to improve the structure of the impound to enable the impound to withstand significant rainfalls without breaching or spilling over the dikes. The facility was not fined in connection with this order. On March 10, 1999, the state agency issued a compliance order and notice of potential penalty for alleged violations of the facility's water pollution permit in response to events occurring in December 1998 and January 1999. The state agency alleged the unauthorized discharge of wastewater from the impound and storm water contamination. On April 1, 1999, the state agency issued a compliance order arising out of the same events that occurred in December 1998 and January 1999 relating to alleged solid waste violations. Both of theses orders were consolidated into one action and all issues raised by the state agency have been addressed, there were no fines or penalties assessed in connection with either order and GEO has received all clear orders from the state agency for both orders.

     Former Henkel Facilities. GEO's Harrison, New Jersey facility is subject to
     ------------------------
a 1994 declaration of environmental restrictions. This deed restriction relates to a portion of the facility that has been capped due to contamination from prior operations. As of March 21, 2001, GEO has not incurred any material costs in connection with this matter.

     Former operators of GEO's Cedartown, Georgia facility buried at the facility approximately 1,500 gallons of tall oil and 700 drums of obsolete products and raw materials. As a result, in 1990 a portion of the Cedartown facility was listed as a "Superfund" site on the National Priorities List pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Henkel Corporation (now known as Cognis Corporation) and the U.S. Environmental Protection Agency entered an administrative order on consent related to the Superfund site. On behalf of Henkel, GEO conducts all groundwater and surface water monitoring and complies with the reporting obligations under the administrative order. Under the asset purchase agreement between the parties, Henkel is responsible for paying, and must indemnify GEO for, all such compliance costs. Pursuant to its indemnification obligation, Henkel had either paid or reimbursed GEO for all expenses arising from the Cedartown's status as a Superfund site as of March 21, 2001.

     GEO's Cedartown, Georgia facility is also subject to a 1993 corrective action consent order between Henkel and the Georgia Department of Natural Resources. The consent order relates to the remediation of surface and groundwater contamination from prior operations at the facility. The facility is listed in the State of Georgia Master Sites List for Hazardous Waste Sites. On behalf of Henkel, GEO conducts the groundwater and surface water remediation and also complies with the monitoring and reporting requirements under the consent order. Under the asset purchase agreement between the parties, Henkel is responsible for paying, and must indemnify GEO for, these compliance costs. Pursuant to its indemnification obligation, Henkel had either paid or reimbursed GEO for all such compliance costs as of March 21, 2001.

     Little Rock Mining Facility. Upon completion of mining activities at GEO's
     ---------------------------
Little Rock, Arkansas facility, two impounded pits must be reclaimed. GEO will comply with all reclamation requirements, but does not anticipate that it will incur material costs in connection with these requirements.

     TRIMET Properties. In the acquisition of TRIMET, GEO acquired approximately
     -----------------
95 acres of an approximately 385 acre site. Mallinckrodt Inc. continues to own the larger site, of which GEO leases a very small portion, consisting of a warehouse and wastewater treatment system. There is groundwater and soil contamination on the larger site from former explosive manufacturing operations. The larger site has at times been the subject of federal and state investigations. The site that GEO owns is subject to extensive air, water, solid waste and hazardous substance regulations. Prior to the acquisition, Mallinckrodt installed modern pollution control equipment throughout the smaller site to comply with these requirements. Mallinckrodt has agreed to indemnify GEO for all pre-closing environmental liabilities associated with the larger site. Mallinckrodt has also agreed to indemnify GEO for the following amounts of any pre-closing liabilities associated with the smaller site:

     . during the first year after the closing date, 80% of all liabilities in excess of $3.0 million;

     . during the second year after the closing date, 60% of all liabilities in excess of $2.4 million;

     . during the third year after the closing date, 40% of all liabilities in excess of $1.8 million;

     . during the fourth year after the closing date, 20% of all liabilities in excess of $1.2 million; and

     . during the fifth year after the closing date, 10% of all liabilities in excess of $600,000.

     Pursuant to its indemnification obligation, Mallinckrodt has reimbursed GEO for approximately $43,000 of monitoring costs incurred by GEO as of March 21, 2001 at the larger site. With respect to the smaller site, as of March 21, 2001 GEO has incurred less than $50,000 in environmental expenses. Because of the applicable deductible, Mallinckrodt was not required to reimburse GEO for any of these expenses incurred at the smaller site.

     Environmental Reserves. At December 31, 2000, GEO had reserves of
     -----------------------
$1,912,763 for environmental liabilities.

ITEM 2.  PROPERTIES

     GEO's manufacturing operations are conducted at the facilities described below.

                                                                                  Approximate
                                                                                    Capacity
      Location                          Products Manufactured                       Tons/Year    Owned/Leased
      --------                          ---------------------                       --------     ------------
Allentown, Pennsylvania         DMPA(R), TRIMET(R), formaldehyde and                  69,500        Owned (1)
                                calcium formate
Baltimore, Maryland             Aluminum chlorhydrate, aluminum                     variable        Owned
                                chloride solutions and polyaluminum
                                chloride
Bastrop, Louisiana              Aluminum sulfate - liquid, dry and                    60,500        Owned
                                anhydrous, cesium sulfate, aluminum
                                chloride and polyaluminum chloride
Cedartown, Georgia              Over 200 formulated products                          66,500        Owned
Chattanooga, Tennessee          Aluminum sulfate                                      25,000        Owned
Coosa Pines, Alabama            Aluminum sulfate                                      40,000        Owned (2)
Counce, Tennessee               Aluminum sulfate blended products                     20,000        Owned
Demopolis, Alabama              Aluminum sulfate                                      21,000        Owned
DeRidder, Louisiana             Aluminum sulfate                                      45,000        Owned (3)
Georgetown, South Carolina      Aluminum sulfate                                      45,000        Owned
Harrison, New Jersey            Calcium stearate and defoamers                        18,000        Owned
Little Rock, Arkansas           Calcined bauxite and kaolin                          100,000        Owned (4)
Monticello, Mississippi         Aluminum sulfate                                      32,000        Owned
Naheola, Alabama                Aluminum sulfate                                      24,000        Owned (3)
Plymouth, North Carolina        Aluminum sulfate                                      38,000        Owned
Salindres, France               Gallium purification, gallium oxide                       50        Owned

Stade, Germany                  Gallium extraction                                        24        Owned (5)

-----------------
(1) Although GEO owns the 95.56 acres on which the Allentown facility is located, it leases a warehouse and a sludge processing facility on an adjacent parcel (apart from the real property on which it is located).
(2) The Coosa Pines facility is held 4.9 acres in fee and 15.8 acres in leasehold.
(3)  The DeRidder and Naheola facilities are located on leased land.
(4) The Little Rock facility is held 512 acres in fee and 29.9 acres under land contract.
(5)  The Stade, Germany facility is located on leased real property.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders in the fourth quarter of 2000.

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

         As of March 21, 2001 there were six holders of GEO's class A voting common stock and no holders of its class B nonvoting common stock.

ITEM 6.    SELECTED FINANCIAL DATA

     The table shown on the next page includes the following summary financial data of GEO:

     . historical operating and other data of GEO's predecessor for the year ended December 31, 1996;

     . historical operating and other data of GEO's predecessor for the period from January 1, 1997 through March 24, 1997 and of GEO for the period from March 25, 1997 through December 31, 1997;

     . historical operating and other data of GEO for the years ended December 31, 1998, 1999 and 2000; and

     .  balance sheet data as of December 31, 1996, 1997, 1998, 1999 and 2000.

     GEO is referred to as the "predecessor" for the period from January 1, 1996 through March 24, 1997. GEO is referred to as the "successor" for the period from March 25, 1997 through December 31, 2000. This reflects the purchase of a 79% interest in GEO by Charter Oak Partners on March 25, 1997, which was accounted for as a purchase of GEO to the extent of the ownership change.

     The period-to-period comparability of the summary financial data shown below is materially affected by the four acquisitions that GEO has completed from 1996 through 2000. See "Introduction to GEO's Business."

     The summary financial data shown below for the years ended December 31, 1998, 1999 and 2000 and as of December 31, 1999 and 2000 has been derived from the financial statements of GEO, which are included in Exhibit 99.1 to this Annual Report. The summary financial data for the years ended December 31, 1996 and 1997 and as of December 31, 1996 and 1997 has been derived from the financial statements of GEO and its predecessor which are not included in this Annual Report.

     You should read the summary financial data presented below along with the financial statements of GEO and its predecessor and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                      Selected Historical Financial Data
                            (dollars in thousands)

                                                          Predecessor                                  Successor
                                                  ---------------------------       -------------------------------------------
                                                                     Jan. 1         March 25
                                                  Year Ended         through        through         Years Ended Dec. 31,
                                                   Dec. 31,         March 24,        Dec. 31,   -------------------------------
                                                       1996             1997            1997      1998       1999        2000
                                                  ----------        ---------       ---------   --------   ---------  ---------
Operating Data:
Net sales.....................................    $  23,869           $ 9,109       $  91,727   $ 126,560  $ 147,080  $ 188,216
Cost of sales.................................       20,649             8,542          72,626     101,638    112,669    138,952
                                                  ----------        ---------       ---------   --------   ---------  ---------

Gross profit..................................        3,220               567          19,101      24,922     34,411    49,264
Selling, general and administrative expenses..        2,191               808          11,078      14,092     18,906    24,542
                                                  ----------        ---------       ---------   --------   ---------  --------

Income (loss) from operations.................        1,029              (241)          8,023      10,830     15,505    24,722
Other income (expense):
Net interest expense..........................       (1,118)             (420)         (5,004)     (9,097)   (13,376)  (14,806)
Other.........................................          136               (15)            (26)       (118)       (27)   (1,348)
                                                  ----------        ---------       ---------   ---------  ---------  --------
                                                       (982)             (435)         (5,030)     (9,215)   (13,403)  (16,154)
Income (loss) before taxes and
   extraordinary loss.........................           47              (676)          2,993       1,615      2,102     8,568
Provision for income taxes....................           --                --             999         667      1,023     3,484
                                                  ----------        ---------       ---------   ---------  ---------  --------
Income (loss) before extraordinary loss.......           47              (676)          1,994         948      1,079     5,084
Extraordinary loss on early extinguishment
   of debt, net...............................         (113)               --            (505)     (1,496)        --        --
                                                  ----------        ---------       ---------   ---------  ---------  --------

Net income (loss).............................  $       (66)      $      (676)      $   1,489   $    (548) $   1,079  $  5,084
                                                ===========       ===========       =========   =========  =========  ========
Other Financial Data:
EBITDA(1).....................................    $   1,846       $       107       $  11,783    $ 18,077  $  26,156  $ 38,793
Capital expenditures..........................          559               127           3,177       6,755      6,223     9,443
Net cash from operating activities............        1,410            (1,515)          5,629       9,606     11,608    25,751
Net cash from investing activities............       (8,103)             (127)        (57,387)    (67,861)   (29,448)   (9,443)
Net cash from financing activities                    6,693             1,642          52,454      59,204     21,683   (13,000)
Depreciation, depletion and amortization              1,022               363           4,334       7,905     11,315    14,781
Ratio of earnings to fixed charges(2)                   1.0x               --            1.6x        1.2x        1.2x      1.6x

                                                    Predecessor                                      Successor
                                                  ---------------     -------------------------------------------------------------
                                                   As of Dec. 31,                                   As of Dec. 31,
                                                                      -------------------------------------------------------------
                                                      1996                1997          1988            1999              2000
                                                  ---------------     -----------    ----------   ---------------     -------------
 Balance Sheet Data:
 Cash and cash equivalents................          $       --         $    696      $   1,645    $       4,696       $     7,930
 Total assets.............................              25,458           98,312        164,525          198,166           190,034
 Total debt, excluding current portion....              13,456           58,814        120,000          143,000           130,000
 Shareholders' equity                                    1,377           16,390         21,842           22,305            26,186

----------------
(1) EBITDA represents income (loss) before income taxes, net interest expense, depreciation, depletion, amortization and other non-recurring items such as gains or losses on sales of property, extraordinary items, acquisition purchase price adjustments and professional fees incurred for failed or aborted acquisitions. EBITDA does not represent net income or cash flows from operations as those terms are defined by generally accepted accounting principles and does not necessarily indicate whether cash flows will be sufficient to fund cash needs. GEO's measure of EBITDA may not be comparable to those reported by other companies.

Components of GEO's EBITDA are as follows:

                                                          Predecessor                                  Successor
                                                  ---------------------------     -------------------------------------------------
                                                                     Jan. 1
                                                 Year Ended          through        March 25             Years Ended Dec. 31,
                                                   Dec. 31,         March 24,        through      ---------------------------------
                                                     1996               1997      Dec. 31, 1997     1998         1999        2000
                                                 ----------         ---------     -------------   --------   -----------  ---------
Net income (loss)........................        $      (66)        $    (676)    $       1,489   $   (548)  $     1,079  $   5,084

Net interest expense.....................             1,118               420             5,004      9,097        13,376     14,806
Taxes                                                    --                --               999        667         1,023      3,484
Depreciation, depletion and
   amortization expense..................               817               363             3,786      7,247        10,651     14,071
Other non-recurring items
   Extraordinary losses due to write
   off of financing fees.................               113                --               505      1,496            --         --
Acquisition purchase price
  adjustments............................              (136)               --                --         --            --         --
Professional fees incurred for
   failed or aborted acquisitions........                --                --                --        118            27        244
Exchange losses..........................                --                --                --         --            --      1,104
                                              -------------      ------------     -------------   --------   -----------  ---------
EBITDA...................................        $    1,846      $        107     $      11,783   $ 18,077   $  26,156    $  38,793
                                              =============      ============     =============   ========   ===========  =========

     (2) For purposes of calculating the ratio of earnings to fixed charges, earnings represent income (loss) before income taxes and extraordinary losses plus fixed charges. Fixed charges consist of net interest expense and the portion of operating rental expense which management believes is representative of the interest component of rent expense, less amounts that represent amortization of deferred financing fees and debt issuance costs. The deficiency in the amount of earnings compared to fixed charges was $676 for the period ended March 24, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales and Cost of Sales

       GEO's fiscal 2000 net sales were generated by a mix of sales to various industries, including:

       .  pulp and paper processing (25%);

       .  construction-related applications (11%);

       .  water treatment (9%);

       .  oil and gas production (4%);

       .  coatings (15%);

       .  electronics (20%); and

       . miscellaneous (16%), which includes sales pursuant to GEO's reciprocal supply agreement with Henkel Corporation (5%).

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

       GEO's cost of sales is primarily comprised of:

       .  the cost of raw materials (59%);

       .  freight (9%);

       .  depreciation (6%); and

       . normal operating expenses (26%), which include personnel costs, ongoing maintenance materials and services, utilities, operating supplies, property and casualty insurance, property taxes and leasing expenses.

       The raw materials required to produce GEO's products are generally available from several suppliers and are typically purchased under agreements negotiated annually with two or more vendors per raw material. The raw materials which comprise a majority of these purchases include sulfuric acid, naphthalene, formaldehyde, paraffin oils, glycols, aluminum/aluminas, fatty acids, methanol and propionic acid. Additionally, GEO has an agreement with Henkel to purchase various products previously purchased by the acquired business from Henkel plants which were excluded from the acquisition. Purchases under the supply agreement, depending upon the particular product, are made at market prices or at prices tied to standard costs as of December 1996. The duration of the supply agreement, depending upon the classification of the product, is three or five years from March 25, 1997. Purchases under this agreement were less than 10% of GEO's total raw material costs in fiscal 2000.

         GEO's selling, general and administrative expenses include all operating costs unrelated to plant operations. Approximately 30% of these expenses are incurred by the pulp and paper chemicals business, which includes approximately 39 sales, marketing and technical support employees. These expenses also include typical expenses such as office rent, general management, finance and accounting, information systems, human resources, legal, purchasing, certain types of corporate liability insurance and amortization of deferred charges.

Results of Operations

         The following table shows certain income statement data for GEO expressed in millions of dollars and as a percentage of net sales for the fiscal years 1998, 1999 and 2000.

                                    1998                   1999                2000
                          ---------------------  ---------------------  ------------------
                               $           %           $         %         $          %
                          ---------    --------  ----------   --------  -------    -------
Net sales.............       $126.6      100.0%      $147.1    100.0%    $188.2     100.0%
Cost of sales.........        101.7       80.3        112.7     76.6      138.9      73.8
Gross profit..........         24.9       19.7         34.4     23.4       49.3      26.2
SG&A expenses.........         14.1       11.1         18.9     12.9       24.5      13.0
EBITDA................         18.1       14.3         26.1     17.7       38.8      20.6

Fiscal 2000 Compared to Fiscal 1999

   Net Sales. Net sales for fiscal 2000 were $188.2 million, representing a
   ---------
$41.1 million or 27.9% increase compared to fiscal 1999 net sales of $147.1 million. Strong demand for gallium and the full year effect of owning the gallium business, acquired from Rhodia Chimie S.A. in September of 1999, contributed $32.2 million of the increase. Most of the remainder of the increase, $8.9 million, was attributable to increased sales of aluminum based water treating chemicals, $6.3 million, and polyols sold to the coatings industry, especially in Europe where polyol sales grew by $2.6 million due to increased sales volumes. Additional sales growth, driven by volume increases, was experienced in surfactant sales to the oil field and construction markets. These increases were largely offset by a decline of $2.4 million in performance additives sold to the paper industry.

   Cost of Sales. Cost of sales was $138.9 million in fiscal 2000 representing a
   -------------
$26.2 or a 23.2% increase compared to fiscal 1999. Excluding the effect of the gallium business, cost of sales increased by $10.8 million driven primarily by higher variable costs (i.e., raw materials and freight). The increase in variable costs impacted almost all finished products except gallium, as raw material costs as a per cent of net sales increased from 43.6% to 46.1% while freight costs increased from 6.9% to 7.8%. Combined these costs resulted in higher incremental costs of $5.1 million and reflect higher unit costs, fuel surcharges and product mix changes. Additionally, there was an increase in variable costs of $4.5 million related primarily to sales volume increases. The remainder of the increase in cost of sales was in plant overhead costs which increased by $1.0 million compared to 1999 due to a significant increase in plant utility expenses in addition to normal annual escalation.

   Gross Profit. Gross profit for fiscal 2000 was $49.3 million representing a
   ------------
$14.9 million or 43.3% increase compared to fiscal 1999. The increase was entirely attributable to the gallium business acquired in September of 1999.

   Selling, General and Administrative Expenses. SG&A expenses in fiscal 2000
   --------------------------------------------
were $24.5 million representing a $5.6 million or 29.6% increase compared to fiscal 1999. The full year impact, including goodwill amortization, depreciation, and additional staffing related to the gallium business accounted for $3.1 million of the increase. Excluding gallium, $2.2 million additional SG&A expenses were incurred, primarily at the corporate level, to support operations. The remaining $0.3 million increase is attributable to additional amortization of goodwill and intangible assets.

   EBITDA. EBITDA for fiscal 2000 was $38.8 million representing a $12.7
   ------
million or 48.7% increase compared to fiscal 1999. The entire increase was attributable to the gallium business as lower sales to the paper industry, higher variable costs (i.e., raw material and freight costs), and higher SG&A expenses, especially at the corporate level, caused a 14.7% decrease in EBITDA for the rest of the company.

Fiscal 1999 Compared to Fiscal 1998

       Net Sales. Net sales for fiscal 1999 were $147.1 million, representing
       ---------
a $20.5 million or 16.2% increase compared with net sales of $126.6 million in fiscal 1998. Most of the increase in net sales was attributable to two acquisitions. The full year effect of owning TRIMET, acquired from Mallinckrodt in August 1998, contributed $19.5 million of additional revenue in fiscal 1999. The second acquisition, the gallium business acquired from Rhodia Chimie S.A. in September 1999, contributed $5.7 million of additional revenue in fiscal 1999. Partially offsetting the increase in net sales from these acquisitions was a $4.6 million decrease in revenues from products sold primarily to the paper industry.

       Cost of Sales. Cost of sales was $112.7 million in fiscal 1999,
       -------------
representing a $11.0 million or 10.8% increase from fiscal 1998. This increase was attributable to the TRIMET acquisition and the acquisition of Rhodia's gallium business. As a percent of net sales, cost of sales decreased from 80.3% in fiscal 1998 to 76.6% in fiscal 1999. This reflects lower raw material costs for most all of GEO's products. Excluding the impact of the acquisitions, cost of sales decreased by $5.6 million to $96.1 million, reflecting mainly lower raw material costs as well as slightly lower production costs.

       Gross Profit. Gross profit for fiscal 1999 was $34.4 million,
       ------------
representing a $9.5 million or a 38.2% increase compared to fiscal 1998. As a percent of net sales, gross profit increased from 19.7% in fiscal 1998 to 23.4% in fiscal 1999. The improvement was attributable to lower raw material costs and a better sales mix resulting from the TRIMET acquisition and the acquisition of Rhodia's gallium business. Excluding the impact of the acquisitions, gross profit increased by $0.9 million or 3.6% and improved as a percent of net sales to 21.2% in fiscal 1999.

       Selling, General & Administrative Expenses. SG&A expenses in fiscal 1999
       ------------------------------------------
were $18.9 million, representing a $4.8 million or a 34.0% increase compared to fiscal 1998. As a percent of net sales, SG&A expenses increased from 11.1% in fiscal 1998 to 12.9% in 1999.

The TRIMET acquisition and the acquisition of Rhodia's gallium business accounted for $3.8 million of the increase, including $1.5 million attributable to higher amortization charges, primarily goodwill, related to the acquisitions.

       EBITDA. EBITDA for fiscal 1999 was $26.1 million, representing an $8.0
       ------
million or 44.2% increase compared to fiscal 1998. As a percent of net sales, EBITDA improved in fiscal 1999 to 17.7% from 14.3% in fiscal 1998. The TRIMET acquisition and the acquisition of Rhodia's gallium business contributed $7.7 million of the increase, with the full year impact of TRIMET contributing $5.6 million and the four months of the gallium business contributing $2.1 million. Excluding the impact of the acquisitions, EBITDA increased by $0.3 million and improved to 15.1% of net sales.

Liquidity and Capital Resources

       GEO's primary cash needs are working capital, capital expenditures and debt service. GEO has financed, and intends to continue to finance, these needs from internally generated cash flow, in addition to periodic draws on its senior credit facility. Net cash from operations for the year ended December 31, 2000 was $25.7 million, for the year ended December 31, 1999 was $11.6 million, and for the year ended December 31, 1998 was $9.6 million.

       Net cash used in investing activities for the year ended December 31, 2000 was $9.4 million, for the year ended December 31, 1999 was $29.4 million, and for the year ended December 31, 1998 was $67.9 million. Capital expenditures for the same periods were $9.4 million, $6.2 million, and $6.8 million, respectively. GEO currently has no material commitments for capital expenditures.

       GEO completed the acquisition of Rhodia's gallium business in 1999 for a purchase price of approximately $23.3 million, and the TRIMET acquisition in 1998 for a purchase price of approximately $61.1 million.

       The acquisition of Rhodia's gallium business was financed through a combination of draws on its senior revolving credit facility and internal cash flow. In order to insure sufficient liquidity for GEO, the senior revolving credit facility was amended at the time of the acquisition of Rhodia's gallium business to increase the availability under the facility from $25.0 million to $45.0 million. The TRIMET acquisition in 1998 was financed through a combination of equity contributions, issuance of senior subordinated notes and bank borrowings.

       In connection with the TRIMET acquisition in 1998, GEO refinanced its existing senior debt by issuing $120.0 million of 10 1/8% senior subordinated notes due 2008 and amending its credit facility to include $25.0 million of available borrowings under a new senior revolving credit facility. Net deferred financing costs of $1.5 million related to the 1997 credit facility were charged off as an extraordinary item. Additional proceeds came from an equity contribution of $6.0 million from GEO's shareholders. Interest on the notes is due semi-annually in arrears on February 1 and August 1 of each year, which payments commenced in 1999.

       GEO's senior revolving credit facility, amended in September 1999 in connection with the Rhodia gallium acquisition, expires in 2003 and has no interim amortization requirements. As of December 31, 2000, GEO had $35.0 million available for borrowing under the facility. Borrowings under the senior credit facility bear interest, at GEO's option, at:

       . 1.25% above the higher of an adjusted certificate of deposit rate plus 0.5% or the prime lending rate of Bankers Trust Company; or

       .  an adjusted Eurodollar rate plus 2.25%.

       As of December 31, 2000, GEO's interest rate under the senior credit facility was 9.5%. The senior credit facility contains customary covenants which include the maintenance of certain financial ratios.

       Net interest expense for the year ended December 31, 2000 was $14.8 million, which includes $0.7 million of amortization of deferred financing expenses. For the year ended December 31, 1999 net interest expense was $13.4 million, which includes $0.7 million of deferred financing expenses. For the year ended December 31, 1998 net interest expense was $9.1 million, which includes $0.7 million of deferred financing expenses.

       Cash paid for interest for the year ended December 31, 2000 was $14.3 million, for the year ended December 31, 1999 was $12.8 million and for the year ended December 31, 1998 was $4.3 million.

       GEO's cash paid for income taxes for the year ended December 31, 2000 was $0.6 million. GEO received a cash refund for taxes for the year ended December 31, 1999 in the amount of $0.3 million. GEO's cash paid for income taxes for the year ended December 31, 1998 was $0.4 million.

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

Limits Imposed on GEO by Interest Coverage and Maximum Leverage Requirements in its Senior Credit Facility

       GEO's senior credit facility requires it to maintain a minimum interest coverage ratio and a maximum leverage ratio. The interest coverage ratio is the ratio, for the most recent quarterly period, of GEO's earnings before interest expense, taxes, depreciation and amortization to GEO's total interest expense minus total interest income. The interest coverage ratio that GEO is required to maintain is currently 1.90 to 1.00 and will increase periodically until April 1, 2003 when it will remain fixed at 2.40 to 1.00. The leverage ratio is the ratio, for the most recent quarterly period, of GEO's total indebtedness less cash-on-hand to GEO's earnings before interest expense, taxes, depreciation and amortization. The leverage ratio that GEO may not exceed is currently 5.50 to
1.00 and will be lowered periodically until April 1, 2003 when it will remain fixed at 4.00 to 1.00.

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

Market Risk Exposure

       The fair value of GEO's fixed rate long-term notes is sensitive to changes in interest rates. Interest rate changes would result in gains/losses in the fair value of the notes due to differences between the market interest rates and rates at the date of the issuance of the notes. Based on a hypothetical immediate 100 basis point increase in interest rates at December 31, 2000, the fair value of GEO's fixed rate long-term notes would be impacted by a net decrease of $8.5 million. Conversely, a 100 basis point decrease in interest rates at December 31, 2000 would result in a net increase in the fair value of GEO's fixed rate long-term notes of $9.2 million.

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

Foreign Operations

       GEO's foreign operations are subject to the usual risks that may affect such operations. These include, among other things, exchange controls and currency restrictions, currency fluctuations, changes in local economic conditions, unsettled political conditions, and foreign government-sponsored boycotts of GEO's products or services for noncommercial reasons. Most of the identifiable assets associated with foreign operations are located in countries where GEO believes such risks to be minimal. In addition, GEO does not consider the market risk exposure relating to currency exchange to be material. GEO is currently in the process of re-evaluating its functional currency of certain foreign subsidiaries. For certain financial information regarding GEO's international operations, see Note 15 of GEO's financial statements (included in Exhibit 99.1 to this Annual Report) which is hereby incorporated by reference.

Forward-Looking Statements

       Some of the statements made in this Annual Report, including statements containing the words "believes," "intends," "expects" or similar words, constitute forward-looking statements under the federal securities laws. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of GEO or its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could cause or contribute to such a difference include:

       . changes in general economic conditions that might impact the demand for GEO's products, in the United States or in the foreign countries where GEO sells products;

       . decreases in customer spending levels due to general economic conditions or other factors affecting their volume of business;

       . the increased risk during economic downturns that GEO's customers may declare bankruptcy or experience payment difficulties;

       . increases in GEO's cost of borrowing or a default or covenant violation under GEO's indenture or other material debt agreement;

       . GEO's inability to effectively integrate acquired businesses, or its incurrence of greater than expected expenses in connection with operating acquired businesses;

       . a decrease in the rate of growth of GEO's gallium or other product sales; and

       . changes in environmental or other governmental regulations or enforcement.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       GEO does not engage in hedging or other market structure derivative trading activities. Additionally, GEO's debt obligations are primarily fixed rate in nature and, as such, are not sensitive to changes in interest rates. However, GEO's senior credit facility bears interest at a variable rate. GEO does not believe that the variable rate under its senior credit facility presents a material risk to its results of operations, although no assurance can be made in this regard.

       The fair value of GEO's fixed rate long-term notes is sensitive to changes in interest rates. Interest rate changes would result in gains/losses in the fair value of the notes due to differences between the market interest rates and rates at the date of the issuance of the notes. Based on a hypothetical immediate 100 basis point increase in interest rates at December 31, 2000, the fair value of GEO's fixed rate long-term notes would be impacted by a net decrease of $8.5 million. Conversely, a 100 basis point decrease in interest rates at December 31, 2000 would result in a net increase in the fair value of GEO's fixed rate long-term notes of $9.2 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

       GEO's financial statements are included in Exhibit 99.1 to this Annual Report and are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF GEO

       The following table shows certain information regarding each of GEO's directors, officers and operating management.

   Name                 Age                           Position
----------            -------                       ------------
George P. Ahearn         65       President, Chief Executive Officer and Director
William P. Eckman        49       Executive Vice President, Chief Financial Officer and Director
Dennis S. Grandle        51       Vice President/General Manager, Aluminum Products
David B. Heller, Jr.     47       Vice President/General Manager, Process Industries
Michael B. Linscott      46       Vice President/General Manager, Performance Chemicals
Robert S. Zacker         43       Vice President/General Manager, TRIMET Products
Jorge J. Tena            54       Vice President, Manufacturing
Serge M. Perineau        47       Vice President/General Manager, Gallium Products
Anatole G. Penchuk       47       Director
George W. Rapp, Jr.      69       Director

A. Elliott Archer        57       Director

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

     Michael B. Linscott joined GEO as Vice President/General Manager, Performance Chemicals in August 1998. Prior to joining GEO, Mr. Linscott was Director of Marketing and Sales for National Starch and Chemical's Papermaking Chemicals business, after a career with them in the paper chemicals area of more than 20 years during which he held a variety of marketing, sales and technical management positions within the United States and Europe. Mr. Linscott received his B.S. in chemical engineering from the University of Maine-Orono.

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

     George W. Rapp, Jr. has been a Director of GEO since 1997. Mr. Rapp is currently Chairman of the Board of ITM Corporation and a member of the Management Committee of Metal Powder Products, LLC. In the past, Mr. Rapp has held such positions as Vice President of Marketing & Sales of Brinly Hardy Company, Advanced Process Systems and Anaconda Aluminum, Senior Vice President of Arco Metals, President of American Brass and Vice Chairman of the Board of Simcala, Inc. Mr. Rapp received his B.S. in industrial administration from Yale University and his M.B.A. from the University of Louisville.

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

                                                                                    All Other
Name and Principal Position               Year        Salary        Bonus        Compensation (1)
---------------------------               ----        ------        -----        ----------------
George P. Ahearn                          2000       $293,750    $      -  (2)         $56,351
     President and Chief                  1999        268,750      100,000              32,374
     Executive Officer                    1998        264,062       92,428              25,593

William P. Eckman                         2000       $229,625    $      -  (2)         $23,565
     Executive Vice President             1999        209,625       77,500              20,936
     and Chief Financial Officer          1998        205,969       72,089              18,421

Dennis S. Grandle                         2000       $134,188    $  25,200             $12,309
     Vice President/General               1999        129,003       12,000              11,505
     Manager, Aluminum Products           1998        137,833       14,784              10,239

Michael B. Linscott (3)                   2000       $132,925    $   4,985             $12,031
     Vice President/General Manager,      1999        130,000        7,700               7,008
     Performance Chemicals                1998         62,736       35,000                 975

Robert S. Zacker (4)                      2000       $124,145    $  23,300             $11,557
     Vice President/General               1999        117,333        7,000               9,387
     Manager, TRIMET Products             1998         46,250           -                1,388

_________________
(1) Includes contributions made by GEO to its 401(k) retirement plan and defined contribution retirement plan and, in the case of Messrs. Ahearn and Eckman, life insurance premiums paid by GEO on behalf of each executive officer.
(2) Bonus compensation of Messrs. Ahearn and Eckman has not yet been determined for 2000.
(3) Mr. Linscott joined GEO as Vice President/General Manager, Performance Chemicals on August 31, 1998.
(4) Mr. Zacker joined GEO as Vice President/General Manager, TRIMET Products on July 31, 1998.

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

     Mr. Ahearn's employment agreement entitles him to a base salary of $250,000 per year, which is subject to annual increase based upon the review of the Board of Directors, bonus compensation, in the first year of the employment term based on the earnings of GEO and thereafter to be determined by the Board of Directors, and certain other benefits, including medical and life insurance and participation in GEO's standard retirement plans. For 1999 Mr. Ahearn received bonus compensation in the amount of $100,000. The Board of Directors has not yet determined the bonus compensation of Mr. Ahearn for 2000. If Mr. Ahearn is terminated by GEO other than for "cause," he is entitled to receive his annual base salary and benefits for the remainder of the employment term or one year, whichever period is greater. Mr. Ahearn is prohibited by certain non-competition provisions, for the duration of the employment term or one year after termination of his employment, whichever period is greater, from either soliciting business from or competing with GEO for the business of any customer of GEO or becoming involved in any business that competes with GEO.

     The terms of Mr. Eckman's employment agreement are substantially identical to the terms of Mr. Ahearn's employment agreement, except that Mr. Eckman is entitled to receive an initial base salary of $190,000 per year. Pursuant to the terms of his employment agreement, for 1999 Mr. Eckman received bonus compensation in the amount of $77,500. The Board of Directors has not yet determined the bonus compensation of Mr. Eckman for 2000.

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

     The compensation arrangements of Messrs. Ahearn and Eckman are governed by employment agreements approved by the Board of Directors in 1997. These employment agreements provide for (a) annual base salary for Mr. Ahearn in the amount of $250,000 and for Mr. Eckman in the amount of $190,000, subject in each case to annual increase based upon the review of the Board, and (b) bonus compensation for Messrs. Ahearn and Eckman in amounts established annually by the Board. During 2000, the Board increased Mr. Ahearn's annual base salary to $293,750 and Mr. Eckman's base salary to $229,625. For 1999, Mr. Ahearn was paid $100,000 and Mr. Eckman was paid $77,500 in bonus compensation. In setting these bonus amounts, the Board took into account GEO's 1999 earnings, which on a pro forma basis exceeded both 1997 and 1998 earnings and the 1999 budget, the individual contributions of Messrs. Ahearn and Eckman to those earnings and the overall performance of the officers. The Board has not yet determined the bonus compensation of Messrs. Ahearn and Eckman for 2000, but will make this determination using substantially similar criteria as was used for 1999.

     The base salary and bonus compensation arrangements of Messrs. Ahearn and Eckman are determined based upon the compensation history of these employees, their expected individual contribution to GEO and the compensation paid to the executive officers of similar companies. The compensation arrangements of the operating management of GEO for 2000 are determined by GEO in accordance with these same factors.

     The bonus compensation payable to the operating management of GEO is determined in accordance with GEO's Management Incentive Program. The Management Incentive Program provides for the payment of certain ranges of bonus compensation depending upon corporate, business unit and individual performance levels during the applicable year. GEO awards bonuses when the pre-tax earnings of GEO and an individual manager's business unit exceed the prior year's pre-tax earnings. The size of the manager's award is determined by the manager's contribution to corporate and business unit earnings and achievement of specific position requirements. The contributions and achievements of GEO's managers, for purposes of the

Management Incentive Program, are determined by the President and Executive Vice President of GEO based upon the recommendations of each manager's immediate supervisor. Under the Management Incentive Program, the managers of GEO are eligible to receive bonus compensation in ranges from 5%-10% to as high as 10%- 30% of base salary. The aggregate amount of bonus compensation paid to GEO's managers for 2000 under the Management Incentive Program was $220,785.

     The Board administers a number of other benefit plans for its executive officers and operating management, including a 401(k) retirement plan (which includes profit sharing features). The Board monitors the benefits provided to GEO's officers and managers under these plans in order to further the goals and objectives of GEO's compensation program.

Members of the Board of Directors:

     George P. Ahearn
     William P. Eckman
     Anatole G. Penchuk
     George W. Rapp, Jr.
     A. Elliott Archer

March 21, 2001

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows the number and percent of GEO's common shares beneficially owned by each shareholder of GEO as of March 21, 2001. GEO believes that the persons and entities listed in the table have sole voting and investment power as to all common shares shown as beneficially owned by them, subject to community property laws, where applicable.

                                                                       Beneficial Ownership of GEO's
                                                                               Common Shares
                                                                       -----------------------------
 Name and Address                                                        Number of
of Beneficial Owner                                                        Shares          Percent
-------------------                                                    -------------     -----------
Charter Oak Partners (1)............................................       85.431           62.89%
     Building B, 10 Wright Street
     Westport, Connecticut 06880

Charter Oak Capital Partners, L.P. (2)..............................       21.478           15.81%
     Building B, 10 Wright Street
     Westport, Connecticut 06880

GEO Chemicals, Ltd. (3).............................................       25.994           19.14%
     28601 Chagrin Boulevard
     Cleveland, Ohio 44122

George P. Ahearn....................................................        2.146            1.58%
     28601 Chagrin Boulevard
     Cleveland, Ohio 44122

George W. Rapp, Jr..................................................        0.608            0.45%
     Building B, 10 Wright Street
     Westport, Connecticut 06880

A. Elliott Archer...................................................        0.178            0.13%
     Building B, 10 Wright Street
     Westport, Connecticut 06880

Directors and executive officers as a group (4 persons) (4).........       28.926           21.30%

__________________
(1) Charter Oak Partners is a Connecticut partnership with four partners, each of which is an individual. Mr. Jerrold N. Fine is the Managing Partner of and holds a majority interest in Charter Oak Partners. Mr. Fine's business address is Building B, 10 Wright Street, Westport, Connecticut 06880.
(2) Charter Oak Capital Partners, L.P. is a Delaware limited partnership with 42 partners, none of which holds an interest in the limited partnership greater than 17.5%. The general partner of Charter Oak Capital Partners, L.P. is North Fairfield LLC, which has two members. Mr. Jerrold N. Fine is the Managing Member of and holds a majority interest in North Fairfield LLC. Mr. Fine's business address is Building B, 10 Wright Street, Westport, Connecticut 06880.
(3) George P. Ahearn and William P. Eckman are the sole members of GEO Chemicals, Ltd., which is an Ohio limited liability company. Mr. Ahearn holds a percentage interest in GEO Chemicals, Ltd. of approximately 62%, and Mr. Eckman holds a percentage interest in GEO Chemicals, Ltd. of approximately 38%.
(4) Includes the shares beneficially owned by Messrs. Ahearn and Eckman as the sole members of GEO Chemicals, Ltd.

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

10.8 Supply Agreement (Supply to Buyer), dated March 25, 1997, by and between GEO Specialty Chemicals, Inc. and Henkel Corporation (incorporated by reference to Exhibit 10.8 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.9 Supply Agreement (Supply to Henkel), dated March 25, 1997, by and between GEO Specialty Chemicals, Inc. and Henkel Corporation (incorporated by reference to Exhibit 10.9 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.10 Purchase Agreement, dated July 31, 1998, by and between GEO Specialty Chemicals, Inc. and BT Alex.Brown Incorporated (incorporated by reference to Exhibit 10.10 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.11 Registration Rights Agreement, dated July 31, 1998, by and between GEO Specialty Chemicals, Inc. and BT Alex.Brown Incorporated (incorporated by reference to Exhibit 10.11 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.12 Provisional Lease Agreement, dated July 29, 1998, by and between GEO Specialty Chemicals, Inc. and Mallinckrodt Inc. (a Delaware corporation) (incorporated by reference to Exhibit 10.12 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.13 Lease Agreement, dated July 29, 1998, by and between GEO Specialty Chemicals, Inc. and Mallinckrodt Inc. (a Delaware corporation) (incorporated by reference to Exhibit 10.13 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.14 Credit Agreement, dated March 25, 1997 and amended and restated as of July 31, 1998 and further amended and restated as of September 3, 1999, by and among GEO Specialty Chemicals, Inc., various financial institutions and Bankers Trust Company, as the administrative agent (incorporated by reference to Exhibit 10.1 of GEO's Current Report on Form 8-K filed with the SEC on September 23, 1999)

10.15 GEO Specialty Chemicals, Inc. 1997 Management Incentive Program (incorporated by reference to Exhibit 10.15 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.16 Employment letter agreement, dated July 16, 1998, by and between GEO Specialty Chemicals, Inc. and Michael B. Linscott (incorporated by reference to Exhibit 10.16 of GEO's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

12.1   Computation of ratio of earnings to fixed charges

21.1   Subsidiaries of GEO Specialty Chemicals, Inc.

24.1   Power of Attorney

99.1   Financial Statements Required by Item 8 of Part II of this Annual Report

Reports on Form 8-K

       GEO filed no Current Reports on Form 8-K with the SEC during 2000.

                                   SIGNATURE
                                   ---------

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GEO SPECIALTY CHEMICALS, INC.


                                            By: /s/ WILLIAM P. ECKMAN
                                            ------------------------------------
                                            William P. Eckman
                                            Executive Vice President and
                                            Chief Financial Officer
                                            March 21, 2001


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

                                            GEO SPECIALTY CHEMICALS, INC.


                                            By: /s/ WILLIAM P. ECKMAN
                                            ------------------------------------
                                            William P. Eckman
                                            Attorney-in-fact
                                            March 21, 2001

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

10.8 Supply Agreement (Supply to Buyer), dated March 25, 1997, by and between GEO Specialty Chemicals, Inc. and Henkel Corporation (incorporated by reference to Exhibit 10.8 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.9 Supply Agreement (Supply to Henkel), dated March 25, 1997, by and between GEO Specialty Chemicals, Inc. and Henkel Corporation (incorporated by reference to Exhibit 10.9 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.10 Purchase Agreement, dated July 31, 1998, by and between GEO Specialty Chemicals, Inc. and BT Alex.Brown Incorporated (incorporated by reference to Exhibit 10.10 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.11 Registration Rights Agreement, dated July 31, 1998, by and between GEO Specialty Chemicals, Inc. and BT Alex.Brown Incorporated (incorporated by reference to Exhibit 10.11 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.12 Provisional Lease Agreement, dated July 29, 1998, by and between GEO Specialty Chemicals, Inc. and Mallinckrodt Inc. (a Delaware corporation) (incorporated by reference to Exhibit 10.12 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31,
         1998)

10.13 Lease Agreement, dated July 29, 1998, by and between GEO Specialty Chemicals, Inc. and Mallinckrodt Inc. (a Delaware corporation) (incorporated by reference to Exhibit 10.13 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.14 Credit Agreement, dated March 25, 1997 and amended and restated as of July 31, 1998 and further amended and restated as of September 3, 1999, by and among GEO Specialty Chemicals, Inc., various financial institutions and Bankers Trust Company, as the administrative agent (incorporated by reference to Exhibit 10.1 of GEO's Current Report on Form 8-K filed with the SEC on September 23, 1999)

10.15 GEO Specialty Chemicals, Inc. 1997 Management Incentive Program (incorporated by reference to Exhibit 10.15 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.16 Employment letter agreement, dated July 16, 1998, by and between GEO Specialty Chemicals, Inc. and Michael B. Linscott (incorporated by reference to Exhibit 10.16 of GEO's Annual Report on Form 10-K for the fiscal year ended December 31, 1999)

12.1     Computation of ratio of earnings to fixed charges

21.1     Subsidiaries of GEO Specialty Chemicals, Inc.

24.1     Power of Attorney

99.1     Financial Statements Required by Item 8 of Part II of this Annual
         Report