Form 10-Q
period 2001-03-31
GEO SPECIALTY CHEMICALS INC
filed 2001-05-08
CIK 1072548

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

                 For the quarterly period ended March 31, 2001

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

     Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Shares of Class A Voting Common Stock, $1.00 par value, as of May 8, 2001:
135.835

     Shares of Class B Nonvoting Common Stock, $1.00 par value, as of May 8, 2001: none


================================================================================

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
GEO SPECIALTY CHEMICALS, INC.
(In thousands except share data)

                                                                                         (IN THOUSANDS)

                                                                               MARCH 31, 2001   DECEMBER 31, 2000
                                                                               --------------   -----------------
ASSETS                                                                          (unaudited)
 Current assets:
  Cash                                                                         $       11,746      $        7,930
  Trade accounts receivable, net of allowance of $442 and $425
   at March 31, 2001 and December 31, 2000, respectively                               31,077              26,957
  Other receivables                                                                     1,173               1,427
  Inventory                                                                            17,051              18,213
  Prepaid expenses and other current assets                                             1,856                 975
  Deferred taxes                                                                        1,103               1,064
                                                                               --------------      --------------
    Total current assets                                                               64,006              56,566

 Property and equipment, net                                                           93,846              94,337

 Other assets
  Intangible assets, net                                                                5,093               5,329
  Goodwill, net                                                                        32,798              33,527
  Other accounts receivable                                                                49                 120
  Other                                                                                   127                 155
                                                                               --------------      --------------
                                                                                       38,067              39,131

                                                                               $      195,919      $      190,034
                                                                               ==============      ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities
  Accounts payable                                                             $       17,784      $       13,072
  Other accounts payable                                                                  248                 272
  Income taxes payable                                                                  3,951               2,208
  Accrued expenses and other current liabilities                                        6,450               9,551
                                                                               --------------      --------------
    Total current liabilities                                                          28,433              25,103

 Long-term liabilities
  Revolving line of credit                                                             10,000              10,000
  Long-term debt                                                                      120,000             120,000
  Other long-term liabilities                                                           5,218               5,091
  Other accounts payable                                                                  183                 337
  Deferred taxes                                                                        3,102               3,317
                                                                               --------------      --------------
    Total long-term liabilities                                                       138,503             138,745

 Shareholders' equity
  Class A Voting Common Stock, $1.00 par value,
  1,035 shares authorized, 135.835 shares issued and outstanding at March 31, 2001 and December 31, 2000

  Class B Nonvoting Common Stock, $1.00 par value,
  215 authorized, 0 outstanding at March 31, 2001
  and December 31, 2000

  Additional paid-in capital                                                           20,901              20,901
  Retained earnings                                                                     9,901               7,104
  Accumulated other comprehensive loss                                                 (1,819)             (1,819)
                                                                               --------------      --------------

                                                                                       28,983              26,186

                                                                               $      195,919      $      190,034
                                                                               ==============      ==============

                See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
GEO SPECIALTY CHEMICALS, INC.

                                                                           (IN THOUSANDS)
                                                          JANUARY 1 THROUGH           JANUARY 1 THROUGH
                                                           MARCH 31, 2001              MARCH 31, 2000
                                                          -----------------           -----------------
Net sales                                                   $      50,534                $     41,830
Cost of sales                                                      36,214                      32,483
                                                            -------------                ------------
Gross profit                                                       14,320                       9,347

Selling, general and administrative expenses                        5,844                       5,512
                                                            -------------                ------------
Income from operations                                              8,476                       3,835

Other expense
 Net interest expense                                              (3,409)                     (3,734)
 Foreign currency exchange loss                                      (100)                       (252)
                                                            -------------                ------------
Income (loss) before taxes                                          4,967                        (151)

Provision for taxes (benefit)                                       2,170                         (21)
                                                            -------------                ------------
Net income (loss)                                           $       2,797                $       (130)
                                                            =============                ============

                See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
GEO SPECIALTY CHEMICALS, INC.

                                                                           (IN THOUSANDS)
                                                          JANUARY 1 THROUGH             JANUARY 1 THROUGH
                                                           MARCH 31, 2001                MARCH 31, 2000
                                                          -----------------             -----------------
Cash flows from operating activities
 Net income (loss)                                          $        2,797                $      (130)
 Adjustments to reconcile net income (loss) to net cash
 from operating activities
  Depreciation, depletion and amortization                           3,489                      3,099
  Deferred income taxes                                               (254)                      (177)

 Change in assets and liabilities
  Trade accounts receivable                                         (4,120)                      (205)
  Other accounts receivable                                            324                        423
  Inventories                                                        1,161                      2,212
  Prepaid expenses and other assets                                   (885)                      (297)
  Accounts payable                                                   3,354                     (4,258)
  Other liabilities                                                    (50)                        75
                                                            --------------                -----------

Net cash from operating activities                                   5,816                        742

Cash flows from investing activities
  Purchases of property, plant and equipment                        (2,000)                    (1,728)

Cash flows from financing activities
 Revolving lines of credit borrowings, net                               -                      6,000
                                                            --------------                -----------

Net cash from financing activities                                       -                      6,000

Effect of exchange rate changes                                          -                        (49)

Net change in cash                                                   3,816                      4,965
 Cash at beginning of period                                         7,930                      4,696
                                                            --------------                -----------

Cash at end of period                                       $       11,746                $     9,661
                                                            ==============                ===========

Supplemental disclosure of cash flow information
 Cash paid for
  Interest                                                  $        6,352                $     6,523
  Taxes                                                                100                          -

         See accompanying notes to consolidated financial statements.

                         GEO SPECIALTY CHEMICALS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS EXCEPT SHARE DATA)


NOTE 1 -- NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business: GEO Specialty Chemicals, Inc. was incorporated in the state of Ohio for the purpose of owning and operating specialty chemical businesses. GEO produces a variety of specialty chemical products for use in various major chemical markets. GEO produces more than 300 products which are used primarily in the construction, paper, water treatment, oil field and electronics industries. GEO sells these products to customers located throughout the United States and in foreign markets.

     GEO operates in an environment with many financial and operating risks, including, but not limited to, intense competition, fluctuations in cost and supply of raw materials, technological changes, and environmental matters. The Company has a high level of indebtedness, which creates liquidity and debt service risks.

     INTERIM RESULTS (UNAUDITED): The accompanying balance sheet at March 31, 2001 and the statements of operations for the three month periods ended March 31, 2001 and 2000 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the financial statements for those interim periods are also unaudited. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with GEO's financial statements for the year ended December 31, 2000, and the notes thereto, which are included in GEO's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of GEO and its wholly-owned subsidiaries, GEO Specialty Chemicals Ltd., GEO Holdings (Europe) SARL, GEO Gallium S.A., and Ingal Stade GmbH. All significant intercompany balances and transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION: Effective January 1, 2001, GEO's wholly-owned subsidiaries, GEO Holdings (Europe) SARL, GEO Gallium S.A., and Ingal Stade GmbH changed their functional currency from the French franc to the U.S. dollar, due to various economic factors. This change did not have a material effect on the financial statements.

NOTE 2 -- ACQUISITIONS

     On September 8, 1999, GEO purchased from Rhodia Chimie, S. A., the former chemical unit of the French multinational corporation Rhone-Poulenc, all the outstanding shares of its wholly-owned French subsidiary. This subsidiary owns both the French operating assets of the gallium purification business and the outstanding stock of a German corporation that carries on a gallium extraction operation in Stade, Germany. These products are sold to customers worldwide.

    As part of the acquisition, GEO was also granted a three-year option to acquire a currently dormant gallium extraction facility near Pinjarra, Australia for approximately $1,600.

NOTE 3 -- INVENTORIES

     Inventories consist of the following components:


                                              March 31,    December 31,
                                                 2001          2000
                                              --------     -----------

Raw materials............................     $  5,818     $     6,223
Work in progress.........................        2,824           3,696
Finished goods...........................        8,409           8,294
                                              --------     -----------
                                              $ 17,051     $    18,213
                                              ========     ===========

NOTE 4 -- NEW ACCOUNTING STANDARDS

     Beginning January 1, 2001, Statement on Financial Accounting Standards No. 133 (the "Statement") on derivatives requires all derivatives to be recorded at fair value in the balance sheet. Unless designated as hedges, changes in these fair values are recorded in the income statement. Fair value changes involving hedges are generally recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Since GEO has no significant derivative instruments or hedging activities, adoption of the Statement has not had a material effect on GEO's financial statements.

NOTE 5 -- SUBSEQUENT EVENTS

     On April 19, 2001, GEO sold its paper chemicals business to ONDEO Nalco Co., a subsidiary of Suez Lyonnaise des Eaux. GEO retained all its manufacturing facilities, and will supply paper coating products to ONDEO Nalco under a long-term supply agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

     The following table sets forth certain operations data of GEO expressed in millions of dollars and as a percentage of net sales:

                               THREE MONTHS ENDED MARCH 31,

                                  2000            2001
                             --------------   -------------
                               $        %       $      %
                             -----   ------   -----  ------
     Net sales               $41.8    100.0%  $50.5   100.0%
     Gross profit              9.3     22.4    14.3    28.3
     Operating income          3.8      9.2     8.5    16.8
     Net income (loss)        (0.1)    (0.3)    2.8     5.5
     EBITDA                    6.9     16.6    11.8    23.4
     Net interest expense      3.7      8.9     3.4     6.7
     Capital expenditures      1.4      3.3     2.0     4.0


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Net Sales. Net sales for the three months ended March 31, 2001 were $50.5 million, representing an $8.7 million or 20.8% increase compared with net sales of $41.8 million during the same period in 2000. The increase in net sales was attributable primarily to (1) gallium sales to the global electronics industry, up $7.2 million due to a 25+% increase in volume and approximately a 60% increase in unit prices, (2) higher additive sales volumes to the construction industry which generated $1.1 million additional revenue compared to the same period in 2000 and (3) higher sales volumes of water treating additives and clay products which generated approximately $1.0 million more revenue. Partially offsetting these increases was a decline in coating additive sales volume, particularly in Europe, resulting in a $0.9 drop in sales.

Gross Profit. Gross profit for the three months ended March 31, 2001 was $14.3 million, or 28.3% of net sales, representing a $5.0 million or 53.8% increase compared to a gross profit of $9.3 million, or 22.4% of net sales, during the same period in 2000. The increase in gross profit was attributable to the gallium business due to the increase in sales volume and prices previously noted. Excluding the gallium business, gross profits declined by $1.8 million or 24.1%. Unfavorable factors compared to the same period in 2000 contributing to the decline were the lower sales of coating additives resulting in $0.6 million less margin, higher plant costs of $0.5 million due in part to an increase in utility costs and the remaining $0.7 million due to higher raw material costs, especially natural gas, methanol, caustic soda and naphthalene, offset partially by margins generated by the increase in sales volume of additive products sold to the construction and water treating markets.

Operating Income. Operating income for the three months ended March 31, 2001 was $8.5 million, or 16.8% of net sales, representing a $4.7 million or 123.7% increase compared with an operating income of $3.8 million, or 9.2% of net sales, during the same period in 2000. The increase in operating income was attributable to the overall increase in gross margin noted previously reduced by a $0.3 million or 6.0% increase in selling, general and administrative expenses. Half of the increase in these expenses was related to the gallium business, especially related to staffing, and the remainder reflected general increases compared to the same period in 2000.

Net Income. Net income (loss) for the three months ended March 31, 2001 was $2.8 million or 5.5% of net sales representing a $2.9 million increase compared with the slight loss of $0.1 million during the same period in 2000. The increase in net income was primarily due to the increase in operating profit previously noted and a reduction of interest expenses of $0.3 million reflecting a substantially lower revolving loan balance compared to the same period in 2000. Partially offsetting these improvements in income was a $2.2 million increase in the provision for income taxes.

EBITDA. EBITDA for the three months ended March 31, 2001 was $11.8 million, or 23.4% of net sales, representing a $4.9 million or 70.7% increase compared to an EBITDA of $6.9 million, or 16.6% of net sales, during the same period in 2000. The increase in EBITDA was attributable to the performance of the gallium business noted previously.

Net Interest Expense. Net interest expense, excluding amortization of deferred financing costs, for the three months ended March 31, 2001 was $3.2 million, a decrease of $0.3 million compared to the same period in 2000. The decrease was due to a more than 50% decline in the average revolver loan balance compared to the same period in 2000. As of the end of March, 2001 the revolver loan balance was $10.0 million compared to $29.0 million at the end of March 2000.

Capital Expenditures. Capital expenditures for the three months ended March 31, 2001 were $2.0 million compared to $1.4 million of capital expenditures during the same period in 2000. During the first three months of 2001, expenditures related to a major upgrade in GEO's financial software platform were capitalized. In addition to the $1.4 million of capital expenditures during the first three months of 2000, the Company acquired for $0.3 million certain intangible assets and equipment from Tetra Technologies Inc. related to aluminum compounds.

LIQUIDITY AND CAPITAL RESOURCES

GEO's primary cash needs are for working capital, capital expenditures and debt service. GEO has financed these needs from internally generated cash flow, in addition to periodic draws on its existing credit facility.

GEO has a letter of understanding with Alcoa of Australia concerning the restart of the gallium extraction facility in Pinjarra, Australia. GEO has an option to acquire this extraction plant from Rhodia Chimie S.A. as part of its acquisition of the gallium business in September, 1999. To date, GEO has spent $1.6 million and expects to spend approximately $40 million to build extraction capacity in Australia. The amounts spent are relative to preliminary engineering and deposits on orders for long lead time equipment and machinery needed for the extraction plant.

Net cash provided from operations for the three months ended March 31, 2000 and 2001 was $0.7 million and $5.8 million, respectively. The $5.1 million change was due primarily to the increase in net income of $2.9 million, an increase in non-cash charges of $0.4 million and a favorable change in net working capital due mostly to higher current liabilities, particularly trade and income taxes payable. Also during the first three months of 2000 the defined contribution pension was funded, $0.7 million, so that the plan could be terminated. The replacement profit-sharing plan was not funded as of the end of March, 2001. The accrued liability for this plan at the end of March, 2001 was $0.7 million.

As of March 31, 2001, GEO had borrowings of $10.0 million outstanding under its revolving credit facility. These borrowings were made largely to fund the acquisition of the gallium business in September, 1999. As of March 31, 2001, GEO had $35.0 million of borrowing availability under its revolving credit facility that provides for a maximum of $45.0 million of revolving debt. Subsequent to March 31, 2001, as of May 4, GEO reduced its borrowings under the revolving credit facility by $8.0 million, thereby increasing its availability to $43.0 million. Borrowings under the revolving credit facility bear interest, at GEO's option, at:

     . 1.25% above the higher of the adjusted certificate of deposit rate plus 0.5% or the prime lending rate of Bankers Trust Company; or

     .   an adjusted Eurodollar rate plus 2.25%.

As of March 31, 2001, GEO's interest rate under the revolving credit facility was 7.5%. The senior revolving credit facility contains customary covenants which include the maintenance of certain financial ratios. The $45.0 million credit facility expires at the end of July, 2003.

As of March 31, 2001, GEO had a cash balance of $11.7 million compared to $9.6 million as of March 31, 2000. The cash balance was reduced subsequent to March 31, 2001 in order to reduce the amount borrowed under the revolving credit facility.

GEO believes that cash generated from operations, together with amounts available under the credit facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

The overall effects of inflation on GEO's business during the periods discussed have not been significant. GEO monitors the prices it charges for its products on an ongoing basis and believes that it will be able to adjust those prices to take into account any future changes in the rate of inflation. During the three months ended March 31, 2001, the temporary increase in natural gas prices unfavorably impacted GEO's results by approximately $1.0 million, directly or indirectly, compared to the same period in 2000.

Disclosure Regarding Forward-Looking Statements Contained in this Report

     Certain statements contained in this report, including statements containing the words "believes," "anticipates," "intends," "expects," "should," "may," "will," "continue" and "estimate," and similar words, constitute "forward-looking statements" under the federal securities laws. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of GEO or its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from GEO's expectations include the following: (1) GEO's inability to obtain financing for an announced or any other transaction; (2) the failure of GEO to close an announced or any other transaction due to the failure of conditions to closing to be satisfied; (3) changes in general economic conditions that might impact the demand for GEO's products, in the United States or in the foreign countries where GEO sells products; (4) decreases in customer spending levels due to general economic conditions or other factors affecting their volume of business;
(5) the increased risk during economic downturns that GEO's customers may declare bankruptcy or experience payment difficulties; (6) increases in GEO's cost of borrowing or a default or covenant violation under GEO's indenture or other material debt agreement; (7) GEO's inability to effectively integrate acquired businesses; (8) a decrease in the rate of growth of GEO's gallium or other product sales; and (9) changes in environmental or other governmental regulations or enforcement. Given these uncertainties, you should not place undue reliance upon such forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     GEO does not engage in hedging or other market structure derivative trading activities. Additionally, GEO's debt obligations are primarily fixed rate in nature and, as such, are not sensitive to changes in interest rates. However, GEO's revolving credit facility bears interest at a variable rate. GEO does not believe that its market risk financial instruments on March 31, 2001 would have a material effect on future operations or cash flow.

     GEO's foreign operations are subject to the usual risks that may affect such operations. The include, among other things, exchange controls and currency restrictions, currency fluctuations, changes in local economic conditions, unsettled political conditions and foreign government-sponsored boycotts for GEO's products or services for noncommercial reasons. Most of the identifiable assets associated with foreign operations are located in countries where GEO believes such risks to be minimal. In addition, GEO does not consider the market risk exposure relating to currency exchange to be material.

     The fair value of GEO's fixed rate long-term notes is sensitive to changes in interest rates. Interest rate changes would result in gains/losses in the fair value of the notes due to differences between the market interest rates and rates at the date of the note's issuance. Based on a hypothetical immediate 100 basis point increase in interest rates at March 31, 2001, the fair value of GEO's fixed rate long-term notes would be impacted by a net decrease of $7.5 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of GEO's fixed rate long-term notes at March 31, 2001 of $8.1 million.


                                    PART II
                               OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

     On March 27, 2001, GEO entered into a Sale and Purchase Agreement with Hercules Incorporated, a Delaware corporation with headquarters in Wilmington, Delaware, pursuant to which GEO has agreed to acquire certain assets and rights associated with Hercules' peroxy chemicals business. The parties anticipate closing. The transaction during the second quarter of 2001.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

     (b)  Reports on Form 8-K.

     GEO filed no Current Reports on Form 8-K with the Securities and Exchange Commission during the three month period ended March 31, 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GEO SPECIALTY CHEMICALS, INC.


                                    By: /s/ William P. Eckman
                                        ----------------------------------------
Date: May 8, 2001                       William P. Eckman
                                        Executive Vice President and Chief
                                        Financial Officer
                                        (duly authorized officer and principal
                                        financial  officer)