Form 10-Q
period 2001-06-30
GEO SPECIALTY CHEMICALS INC
filed 2001-08-09
CIK 1072548

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

                 For the quarterly period ended June 30, 2001

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

     Shares of Class A Voting Common Stock, $1.00 par value, as of August 9, 2001: 135.835.

     Shares of Class B Nonvoting Common Stock, $1.00 par value, as of August 9, 2001: none.

================================================================================

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
GEO SPECIALTY CHEMICALS, INC.

                                                                                    (IN THOUSANDS)
                                                                        JUNE 30, 2001            DECEMBER 31, 2000
                                                                        -------------            -----------------
                                                                         (unaudited)
ASSETS
 Current assets
  Cash                                                                    $ 18,511                    $  7,930
  Trade accounts receivable, net of allowance
  of $429 and $425 at June 30, 2001 and
  December 31, 2000, respectively                                           33,111                      26,957
  Other receivables                                                          3,912                       1,427
  Inventory                                                                 23,677                      18,213
  Prepaid expenses and other current assets                                  3,063                         975
  Deferred taxes                                                             1,054                       1,064
                                                                          --------                    --------

    Total current assets                                                    83,328                      56,566

Property and equipment, net                                                112,397                      94,337

Other assets
 Intangible assets, net                                                      9,222                       5,329
 Goodwill, net                                                              92,702                      33,527
 Other accounts receivable                                                      56                         120
 Other                                                                          98                         155
                                                                          --------                    --------

    Total other assets                                                     102,078                      39,131
                                                                          --------                    --------

    Total assets                                                          $297,803                    $190,034
                                                                          ========                    ========

         See accompanying notes to consolidated financial statements.

                                                                           (IN THOUSANDS EXCEPT SHARE DATA)
                                                                       JUNE 30, 2001          DECEMBER 31, 2000
                                                                       -------------          -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                    (unaudited)
Current liabilities
     Accounts payable                                                  $ 17,240                    $ 13,072
     Other accounts payable                                                 222                         272
     Income taxes payable                                                 3,676                       2,208
     Accrued expenses and other current
      liabilities                                                         9,915                       9,551
                                                                       --------                    --------

     Total current liabilities                                           31,053                      25,103

Long-term liabilities
     Revolving line of credit                                                 -                      10,000
     Long-term debt                                                     225,000                     120,000
     Other long-term liabilities                                          5,195                       5,091
     Other accounts payable                                                   -                         337
     Deferred taxes                                                       3,602                       3,317
                                                                       --------                    --------

     Total long-term liabilities                                        233,797                     138,745
                                                                       --------                    --------

Total liabilities                                                      $264,850                    $163,848


Shareholders' equity
Class A Voting Common Stock, $1.00 par value,
1,035 shares authorized, 135.835 shares issued and outstanding at June 30, 2001 and December
31, 2000

Class B Nonvoting Common Stock, $1 par value, 215 shares authorized, 0 shares outstanding at June
30, 2001 and December 31, 2000

Additional paid-in capital                                               20,901                      20,901
Retained earnings                                                        13,871                       7,104

Accumulated other comprehensive loss                                     (1,819)                     (1,819)
                                                                       --------                    --------

Total shareholders' equity                                             $ 32,953                    $ 26,186
                                                                       --------                    --------

Total liabilities and shareholders' equity                             $297,803                    $190,034
                                                                       ========                    ========

         See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
GEO SPECIALTY CHEMICALS, INC.

                                                                               (IN THOUSANDS)
                                          APRIL 1                     APRIL 1                  JAN 1                   JAN. 1
                                          THROUGH                     THROUGH                 THROUGH                 THROUGH
                                       JUNE 30, 2001               JUNE 30, 2000           JUNE 30, 2001           JUNE 30, 2000
                                       -------------               --------------          --------------          --------------
Net sales                              $    50,776                  $    46,578            $    101,311            $    88,408
Costs of sales                              37,049                       34,951                  73,264                 67,434
                                       -------------------------------------------------------------------------------------------

Gross profit                                13,727                       11,627                  28,047                 20,974

Selling general and administrative
expense                                      5,766                        5,912                  11,610                 11,424
                                       -------------------------------------------------------------------------------------------

Income from operations                       7,961                        5,715                  16,437                  9,550

Other expense
  Net interest expense                      (4,085)                      (3,813)                 (7,494)                (7,547)
  Foreign currency exchange gain
   (loss)                                       98                         (167)                     (2)                  (419)
  Other                                      2,766                            0                   2,766                      0
                                       -------------------------------------------------------------------------------------------

Income before taxes                          6,740                        1,735                  11,707                  1,584

Provision for taxes                          2,770                          547                   4,940                    526
                                       -------------------------------------------------------------------------------------------

Net income                             $     3,970                  $     1,188            $      6,767            $     1,058
                                       ===========                  ===========            ============            ===========


Total comprehensive income             $     3,970                  $     1,104            $      6,767            $       294
                                       ===========                  ===========            ============            ===========

         See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
GEO SPECIALTY CHEMICALS, INC.

                                                      (IN THOUSANDS)
                                                  JAN 1            JAN 1
                                                 THROUGH          THROUGH
                                              JUNE 30, 2001    JUNE 30, 2000
                                              -------------    -------------
Cash flows from operating activities
  Net income                                   $   6,767        $   1,058
  Adjustments to reconcile net income
   to net cash from operating
   activities
       Depreciation, depletion and
       amortization                                7,559            6,641
       Gain on sale of Paper Chemicals
       business                                   (2,766)               -
       Deferred income tax expense                   294             (168)
  Change in assets and liabilities
   Trade accounts receivable                      (5,027)          (5,429)
   Other accounts receivable                      (1,660)             621
   Inventories                                      (366)           3,252
   Prepaid expense and other assets               (1,549)             642
   Accounts payable                                4,822           (2,992)
   Other liabilities                                 105              (25)
                                               ---------        ---------

Net cash from operating activities                 8,179            3,600

Cash flows from investing activities
  Purchases of property, plant and
  equipment                                       (3,530)          (4,381)
  Proceeds from sale of Paper Chemicals
  business                                         8,500                -
  Purchase of assets of Peroxy
  Chemicals business from Hercules,
  Incorporated                                   (93,137)               -
                                               ---------        ---------
Net cash flows from investing
activities                                       (88,167)          (4,381)

Cash flows from financing activities
  Borrowings (repayments) under
  revolving line of credit (net)                 (10,000)           1,000
  Borrowings on Term B facility                  105,000
  Payments on deferred financing
   costs                                          (4,431)               -
                                               ---------        ---------

Net cash from financing activities                90,569            1,000

Effect of exchange rate changes on
cash                                                   -              (94)

Net change in cash                               10,581                     125
Cash at beginning of period                       7,930                   4,696
Cash at end of period                            18,511                   4,821
                                               ========                 =======
Supplemental disclosure of cash flow
Information
  Cash paid for
          Interest                             $  6,997                 $ 7,110
          Taxes                                   1,855                     514

In conjunction with acquisition of the Peroxy Chemicals business from Hercules Incorporated liabilities were assumed as follows:

     Fair value of assets acquired             $ 93,513
     Cash paid                                  (93,137)
                                               --------
     Liabilities assumed                            376


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

     INTERIM RESULTS (UNAUDITED): The accompanying consolidated balance sheet at June 30, 2001 and the consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2001 and 2000 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the consolidated financial statements for those interim periods are also unaudited. The consolidated results of operations for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with GEO's financial statements for the year ended December 31, 2000, and the notes thereto, which are included in GEO's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of GEO and its wholly-owned subsidiaries, GEO Specialty Chemicals Ltd., GEO Holdings (Europe) SARL, GEO Gallium S.A., and Ingal Stade GmbH. All significant intercompany balances and transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION: Effective January 1, 2001, GEO's wholly-owned subsidiaries, GEO Holdings (Europe) SARL, GEO Gallium S.A. and Ingal Stade GmbH changed their functional currency from the French franc to the U. S. dollar, due to various economic factors. This change did not have a material effect on the financial statements.

NOTE 2 -- DISPOSITION OF ASSETS

On April 19, 2001, GEO sold to ONDEO Nalco Company (Nalco) certain assets of its Paper Chemicals business for $8,500 in cash plus the assumption by Nalco of certain liabilities associated with the Paper Chemicals business. GEO recognized a pre-tax gain of approximately $2,766 on the sale. Annual revenues for the paper chemicals business as of December 31, 2000 were $26,315.

The Asset Purchase Agreement with Nalco provides for GEO to receive additional consideration from Nalco if certain sales volumes are achieved by Nalco on specific products sold during the first two years following the closing. The maximum additional consideration that can be received by GEO over the two-year period is $2,000.

In connection with the sale, GEO entered into various supply agreements with Nalco, pursuant to which GEO will produce specific paper coating products for Nalco over a period of the next five years.

NOTE 3 -- ACQUISITIONS

On May 31, 2001, GEO purchased from Hercules Incorporated (Hercules) substantially all of the assets, net of certain assumed liabilities, of Hercules' Peroxy Chemicals division. The assets acquired include accounts receivable, inventory, buildings, and machinery and equipment. The Peroxide business produces various organic peroxide products used in the vulcanization, catalysis and processing of polymers and elastometric compounds. The purchase price was $93,137, allocated as follows:

Current assets                    $  11,200
Land                                    300
Buildings                             2,313
Property and equipment               18,710
Liabilities assumed                    (376)
Excess of cost over fair value       60,990
                                     ------

Purchase price                       93,137

The $60,990 intangible asset and goodwill will be amortized over 15 years until January 1, 2002 at which time amortization of goodwill will cease upon implementation of Financial Accounting Standard No. 142. The goodwill will then be evaluated annually for impairment.

In connection with the purchase, GEO has entered into two tolling agreements with Hercules, pursuant to which Hercules will produce certain peroxy products for GEO on a tolling basis for an initial term of one year.

NOTE 4 -- CREDIT FACILITY AND LONG-TERM BORROWINGS

In conjunction with the acquisition of the Peroxy Chemicals business, as discussed in Note 3, GEO entered into an Amended and Restated Credit Agreement with Bankers Trust Company, Salomon Smith Barney Inc. and various other financial institutions (the "Lenders"), pursuant to which the Lenders have extended credit facilities in the amount of $145,000 (the "Credit Facility") to GEO, consisting of (A) a Term Loan B Facility in the amount of $105,000, maturing on December 31, 2007 and bearing interest, at GEO's option, at a Reserved Adjusted Eurocurrency Rate plus 3.25% to 4.00%, depending on GEO's leverage ratio, or a Base Rate plus 2.25% to 3.00%, depending on GEO's leverage ratio, and (B) a $40,000 Revolving Credit Facility, maturing on June 30, 2005 and bearing interest, at GEO's option, at a Reserved Adjusted Eurocurrency Rate plus 2.25% to 3.50%, depending on GEO's leverage ratio, or a Base Rate plus 1.25% to 2.50%, depending on GEO's leverage ratio. The Term Loan B facility funds were utilized for the acquisition of the Peroxy Chemicals business and related costs incurred in conjunction with the acquisition, as well as to refinance GEO's existing revolving credit facility and for working capital and general corporate purposes.

The Term Loan B Facility requires annual principal repayments of $ 1,050 as of June 30, 2002 and June 30, 2003. Thereafter, semiannual payments of $5,000 are required through December 31, 2007, at which time a balloon payment of the remaining principal balance will be due.

All tangible and intangible assets of GEO, including GEO's ownership interests in its subsidiaries, secure GEO's obligations under the Credit Facility. The Credit Facility is senior in right of payment to GEO's outstanding Senior Subordinated Notes.

The Credit Facility requires GEO to meet certain affirmative and negative covenants, which include certain restrictions on future indebtedness, capital expenditures and dividend payments and to meet certain interest-coverage and leverage ratios.

NOTE 5 -- INVENTORY

     Inventory consists of the following components:


                    June 30, 2001        December 31, 2000
                    -------------        -----------------

Raw materials            $  9,378                 $  6,223
Work in progress            2,492                    3,696
Finished goods             11,807                    8,294
                         --------                 --------
                         $ 23,677                 $ 18,213
                         ========                 ========


NOTE 6 -- NEW ACCOUNTING PRONOUNCEMENTS

The adoption of Financial Accounting Standard No. 133, "Accounting for Derivatives Instruments and Hedging Activities," was required as of January 1, 2001. The standard established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. As of June 30, 2001, GEO has not held any derivative instruments and does not engage in any hedging activities. Thus, the adoption of this standard has not had a material impact on the consolidated financial statements.

The Financial Accounting Standards Board also issued FAS No. 141, "Business Combinations," and FAS No. 142, "Goodwill and Other Intangible Assets" in June 2001.

Under FAS 141, the pooling method may no longer be used for business combinations announced after June 30, 2001. The statement also requires that in any prior business combination, if an intangible asset was recorded but was reported as goodwill, the carrying amount of the intangible asset should now be separately reported. If an intangible was recorded that does not now meet the requirement to be an identified intangible this amount should be included in goodwill.

FAS No. 142, "Goodwill and Other Intangible Assets", eliminates the periodic amortization of goodwill from all future and prior business combinations beginning January 1, 2002. Upon adoption, goodwill should be evaluated for impairment. The impairment test shall include valuing the fair value of the reporting entity and comparing its carrying amount (including allocated goodwill), with any excess of purchase price over new fair value estimate.

The useful life of intangible assets acquired before July 1, 2001 should be reassessed upon adoption of this statement. Intangibles with an indefinite useful life must be tested for impairment upon adoption and annually thereafter at the reporting unit level.

GEO is required to adopt this standard on January 1, 2002. GEO is currently evaluating the effects of the implementation of these standards. As of June 30, 2001, GEO has goodwill and other intangible assets (net of amortization) of $101,924.

NOTE 7 -- COMPREHENSIVE INCOME

Comprehensive income consists of GEOs' net income and foreign exchange translation adjustments.

Management's Discussion and Analysis of Financial Condition and Results of Operations -

RESULTS OF OPERATIONS

The following table sets forth certain consolidated operations data for the Company expressed in millions of dollars and as a percentage of net sales:

                                   Three Months Ended June 30,              Six Months Ended June 30,
                                   ---------------------------              -------------------------
                                    2000                 2001                2000               2001
                                   ------               ------               -----             ------
                                $          %         $          %         $         %        $        %
                              -----      -----     -----      -----     -----     -----    ------   -----
Net sales                     $46.6      100.0%    $50.7      100.0%    $88.4     100.0%   $101.3   100.0%
Gross profit                   11.7       25.1      13.7       27.0      21.0      23.8      28.0    27.7
Operating income                5.7       12.2       8.0       15.7       9.6      10.9      16.4    16.2
Net income                      1.2        2.6       3.9        7.6       1.1       1.2       6.8     6.7
EBITDA                          9.0       19.3      11.8       23.2      15.9      18.0      23.6    23.3
Net interest expense            3.8        8.2       4.1        8.0       7.5       8.5       7.5     7.4
Capital expenditures            2.7        5.8       1.5        3.0       4.1       4.6       3.5     3.5

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Net Sales. Net sales for the six months ended June 30, 2001 were $101.3 million, representing a $12.9 million or 14.6% increase compared with net sales of $88.4 million during the same period in 2000. The increase in net sales was primarily attributable to the gallium business which accounted for $10.6 million of the increase. The gallium business, which produces high purity materials used primarily in the electronics industry, increase in net sales was driven by higher prices. The remaining increase in net sales was mostly attributable to the acquisition of the peroxide chemicals business unit from Hercules, Incorporated on May 31, 2001. The first month of sales for this unit was $4.2 million. Partially offsetting this increase in net sales was the impact of the divestment of the Paper Chemicals unit, excluding manufacturing assets, on April 15, 2001 to ONDEO Nalco. As part of the divestment, GEO agreed to a supply agreement under which GEO supplies finished products to ONDEO Nalco at standard cost. The net revenue decrease resulting from the divestment and subsequent supply agreement was $2.3 million. The remaining $0.4 million increase in net sales reflects gains in net sales to construction markets and aluminum chemicals sold mostly to water treatment markets of $2.4 million or 10.2% and $0.6 million or 2.5% respectively partially offset by a $2.6 million or 15.5% decrease in sales to the coatings market.

Gross Profit. Gross profit for the six months ended June 30, 2001 was $28.0 million, or 27.7% of net sales, representing a $7.0 million or 33.3% increase compared with gross profit of $21.0 million, or 23.8% of net sales, during the same period in 2000. The increase in gross profit was primarily attributable to the gallium business which experienced a $10.7 million or a 205% gain in gross profit due to the higher prices noted previously. The gross profit contribution of the newly acquired peroxide business was largely offset by the impact of the divested Paper Chemicals business, resulting in a net $0.2 million increase. GEO experienced a $3.9 million decrease in gross profit in the remainder of its business. Despite a slightly higher revenue level, GEO experienced higher costs, especially raw material and utility costs early in 2001, and an unfavorable sales mix due to the decline in sales to the coatings market. The higher gross profit as a percent of net sales reflects the impact of the gallium business on the overall sales mix and higher prices for gallium products particularly during the second quarter of 2001.

Operating Income. Operating income for the six months ended June 30, 2001 was $16.4 million, or 16.2% of net sales, representing a $6.8 million or 70.8% increase compared with operating income of $9.6 million, or 10.9% of net sales, during the same period in 2000. The increase in operating income was attributable to the gallium business which contributed $10.4 of the increase. Partially offsetting the contribution of the gallium business was the $3.9 million decline in gross margin of the rest of the business noted previously. The remaining slight improvement in operating income reflects the net contribution of the acquired peroxide business and divested paper chemical business.

Net Income. Net income for the six months ended June 30, 2001 was $6.8 million, or 6.7% of net sales, representing a $5.7 million or 518% increase compared with net income of $1.1 million, or 1.2% of net sales, during the same period in 2000. The increase in net income was due primarily to the additional operating income generated by the gallium business and the pre-tax gain on the sale of the paper chemical business of $2.8 million. Partially offsetting the increase in gallium generated operating income was an increase in income taxes, particularly foreign taxes related to the gallium business, of $4.9 million.

EBITDA. EBITDA for the six months ended June 30, 2001 was $23.6 million, or 23.3% of net sales, representing a $7.7 million or 48.4% increase compared to EBITDA of $15.9 million, or 18.0% of net sales, during the same period in 2000. The increase in EBITDA was attributable to the gallium business, which generated an additional $10.5 million in EBITDA compared to the first six months of 2000. The most significant items which partially offset the gallium related increase were the decline in net sales to the coatings markets and higher raw material and utility costs. The net EBITDA contribution of the recently acquired peroxide business and the divested paper chemicals business was approximately $1.1 million.

Net Interest Expense. Net interest expense for the six months ended June 30, 2001 was $7.5 million, or 7.4% of net sales, an amount essentially equivalent to net interest expense of $7.5 million, or 8.5% of net sales, during the same period in 2000.

Capital Expenditures. Capital expenditures for the six months ended June 30, 2001 were $3.5 million or a $0.6 million decrease compared to $4.1 million of capital expenditures during the same period in 2000. The decrease in capital expenditures reflects the absence of special projects while the first six months of 2000 included capital expenditures to add production capacity for coating additive and gallium products.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Net Sales. Net sales for the three months ended June 30, 2001 were $50.7 million, representing a $4.1 million or 8.8% increase compared to $46.6 million of net sales during the same period in 2000. Most of the increase in net sales was attributable to the gallium business and sales to various segments in the construction market which increased by $3.3 million or 45.1% and $1.1 million or 9.4% of net sales respectively. The increase in gallium sales was mostly the result of higher prices while the construction related sales were primarily volume driven. Also, there was a net increase in revenue attributable to the peroxide acquisition and the paper chemical divestment of $1.8 million. Partially offsetting these increases was a 19.7% or $1.7 million decline in sales, mostly volume related, to the coatings market and a slight decline, 3.1% or $0.4 million decline in aluminum products sold mostly to water treatment markets.

Gross Profit. Gross profit for the three months ended June 30, 2001 was $13.7 million, or 27.0% of net sales, representing a $2.0 million or 17.1% increase compared with gross profit of $11.7 million, or 25.1% of net sales, during the same period in 2000. The gallium business contributed $4.0 million of the increase due primarily to higher prices during the period. The most significant decline in gross margin was experienced in products sold to the coatings market as a combination of lower volume and higher raw material costs resulted in a 47.3% or $1.4 million deterioration in gross margin. Similarly, the volume related gross margin decline of $0.2 million and higher plant costs of $0.1 million negatively impacted products sold to the water treatment and construction markets. Gross margin was also unfavorable, $0.2 million, because of the net impact of the peroxide chemical acquisition and the paper chemical divestment.

Operating Income. Operating income for the three months ended June 30, 2001 was $8.0 million, or 15.7% of net sales, representing a $2.3 million or 40.4% increase compared with operating income of $5.7 million, or 12.2% of net sales, during the same period in 2000. The increase was due to the performance of the gallium business, up $3.8 million, partially offset by the gross margin deterioration in coating products, $1.4 million, and the water treatment products, $0.2 million.

Net Income. Net income for the three months ended June 30, 2001 was $3.9 million, or 7.6% of net sales, representing a $2.7 million or 225% increase compared with net income of $1.2 million, or 2.6% of net sales, during the same period in 2000. The increase in net income was primarily attributable to the divestment of the paper chemicals business. The additional operating income generated by the gallium results was offset by a higher tax provision, especially foreign, and an increase in net interest expense related to the refinancing associated with the acquisition of the peroxide business.

EBITDA. EBITDA for the three months ended June 30, 2001 was $11.8 million, or 23.2% of net sales, representing a $2.8 million or 31.1% increase compared with EBITDA of $9.0 million, or 19.3% of EBITDA, during the same period in 2000. The gallium business contributed $3.8 million to the EBITDA more than offsetting a $1.5 million EBITDA decline caused mostly by lower sales volume of products sold to the coatings and water treatment markets. The remaining favorable contribution to EBITDA, $0.5 million, was mostly due to the net favorable impact of the peroxide acquisition and the paper chemical divestment.

Net Interest Expense. Net interest expense for the three months ended June 30, 2001 was $4.1 million, or 8.2% of net sales, representing a $0.3 million or 7.9% increase from the net interest expense of $3.8 million, or 8.0% of net sales, during the same period in 2000. The increase in net interest expense was attributable to additional indebtedness related to the peroxide acquisition, $81.0 million, partially offset by lower interest rates and an increase in interest income generated by a $13.7 million increase in cash balances.

Capital Expenditures. Capital expenditures for the three months ended June 30, 2001 were $1.5 million, or 3.0% of net sales, representing a $1.2 million decrease compared to $2.7 million of capital expenditures during the same period in 2000. Most of the decrease in capital expenditures reflects an absence of major capital projects such as the capacity increases in gallium and coating additives during the same period in 2000.

Liquidity and Capital Resources

GEO's primary cash needs are for working capital, capital expenditures and debt service. GEO has financed these needs from internally generated cash flow, in addition to periodic draws on its revolving credit facility. As of June 30, 2001, GEO had no material commitments for capital expenditures although the Company has publicly announced its intention to invest approximately $40.0 million to renovate and upgrade a gallium extraction facility in Pinjarra, Australia. Most of this investment is expected to be made in the fourth quarter of 2001 and the first quarter of 2002.

Net cash provided from operations for the six month periods ending June 30, 2001 and 2000 was $8.2 million and $3.6 million, respectively. The $4.6 million increase was due primarily to increases in net income and tax liabilities.

In connection with the Trimet acquisition on July 31, 1998, GEO refinanced its existing senior debt by issuing $120.0 million of 10 1/8% Senior Subordinated Notes due 2008. On May 31, 2001, GEO amended its senior credit agreement in conjunction with the acquisition of the peroxide chemicals business from Hercules, Incorporated. Under the amended credit agreement, GEO's revolving loan credit facility was reduced from $45.0 million to $40.0 million. There was no draw on the revolving loan facility as of June 30, 2001. GEO also borrowed under the amended senior credit agreement $105.0 million through a Term B loan facility which was syndicated to more than 20 banks and institional investors. The amended revolving loan facility expires in 2005 and the Term B loan facility expires in December, 2007. The revolving credit facility has no annual amortization requirement. The Term B loan facility has a 1% per cent per annum amortization requirement until June 30, 2004 at which time the first semi-annual amortization payment of $5.0 million is due. The semi-annual $5.0 million payments are due until the expiration of the Term B loan when the total of the remaining Term B balance is due. Finally, the Term B loan also has a mandatory prepayment provision based on an annual calculation of excess cash flow. Borrowing under the revolving credit facility and the Term B Credit facility bear interest, at GEO's option, at:

     . 1.25% to 2.50% (depending on GEO's leverage ratio) for the revolving facility and 2.25% to 3.00% (depending on GEO's leverage ratio) for the Term B facility above the higher of the adjusted certificate of deposit rate plus 0.5% or the prime lending rate of Bankers Trust Company; or

     . an adjusted Eurodollar rate plus 2.25% to 3.50% (depending on GEO's leverage ratio) for the revolving facility and 3.25% to 4.00% (depending on GEO's leverage ratio) for the Term B facility.

As of June 30, 2001, GEO's interest rate under the Term B facility was 7.5625%. The Company did not have any draw on its senior revolving credit facility as of June 30, 2001. The overall senior credit agreement which includes both the revolving credit facility and the Term B facility contains customary covenants including the maintenance of certain financial ratios.

During the six months ended June 30, 2001, GEO repaid $10.0 million of its senior revolving credit facility. On May 31, 2001, GEO borrowed the full amount of $105.0 million of its Term B facility. This borrowing was made to fund the acquisition of the peroxide chemical business and fund various transaction and financing fees related to the acquisition. Additionally, the Term B loan resulted in an increase in the Company's cash balance of approximately $8.0 million.

As of June 30, 2001, GEO had a cash balance of $18.5 million and $40.0 million available under its revolving loan facility. This level of liquidity compares to a cash balance of $4.8 million and $21.0 million of revolving loan availability as of June 30, 2000. The cash balance was increased by $6.8 million between March 31 and June 30, 2001, and the revolving loan balance was reduced by $10.0 million during the same period.

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

Disclosure Regarding Forward-Looking Statements Contained in this Report

     Certain statements contained in this report, including statements containing the words "believes," "anticipates," "intends," "expects," "should," "may," "will," "continue" and "estimate," and similar words, constitute "forward-looking statements" under the federal securities laws. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of GEO or its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from GEO's expectations include the following: (1) changes in general economic conditions that might impact the demand for GEO's products, in the United States or in the foreign countries where GEO sells products; (2) decreases in customer spending levels due to general economic conditions or other factors affecting their volume of business; (3) the increased risk during economic downturns that GEO's customers may declare bankruptcy or experience payment difficulties; (4) increases in GEO's cost of borrowing or a default or covenant violation under GEO's indenture or other material debt agreement; (5) GEO's inability to effectively integrate acquired businesses; (6) a decrease in the rate of growth of GEO's gallium or other product sales; and (7) changes in environmental or other governmental regulations or enforcement. Given these uncertainties, you should not place undue reliance upon such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     GEO has not engaged in hedging or other market structure derivative trading activities as of June 30, 2001. GEO's debt obligations are partially at fixed interest rates and at variable rates. GEO does not believe that its market risk financial instruments on June 30, 2001 would have a material impact on future operations or cash flow.

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

     The fair value of GEO's fixed rate long-term notes is sensitive to changes in interest rates. Interest rate changes would result in gains/losses in the fair value of the notes due to differences between the market interest rates and rates at the date of the issuance of the notes. The fair value of GEO's long-term debt as of June 30, 2001, based upon market quotations, is approximately $112.8 million. Based on a hypothetical immediate 100 basis point increase in interest rates at June 30, 2001, the fair value of GEO's fixed rate long-term notes would be impacted by a net decrease of $7.8 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of GEO's fixed rate long-term notes at June 30, 2001 of $8.4 million.

                                    PART II
                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits.

             None.

        (b)  Reports on Form 8-K.

             GEO filed a report on Form 8-K with the Securities and Exchange Commission on June 15, 2001 relating to the Peroxy Chemicals acquisition.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GEO SPECIALTY CHEMICALS, INC.



Date: August 9, 2001                  By:  /s/ William P. Eckman

                                      ------------------------------------------
                                      William P. Eckman
                                      Executive Vice President and Chief
                                      Financial Officer (duly authorized officer and principal financial officer)