Form 10-Q
period 2001-09-30
GEO SPECIALTY CHEMICALS INC
filed 2001-11-13
CIK 1072548

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

               For the quarterly period ended September 30, 2001

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

     Shares of Class A Voting Common Stock, $1.00 par value, as of November 12, 2001: 135.835.

     Shares of Class B Nonvoting Common Stock, $1.00 par value, as of November 12, 2001: none.

================================================================================

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
GEO SPECIALTY CHEMICALS, INC.

                                                                           (IN THOUSANDS EXCEPT SHARE DATA)
                                                                    SEPTEMBER 30, 2001             DECEMBER 31, 2000
                                                                    ------------------             -----------------
                                                                       (unaudited)
ASSETS
  Current assets
  Cash                                                                   $ 15,373                      $  7,930
  Trade accounts receivable, net of allowance                              31,692                        26,957
  of $552 and $425 at September 30, 2001 and
  December 31, 2000, respectively
  Other receivables                                                           910                         1,427
  Inventory                                                                25,464                        18,213
  Prepaid expenses and other current assets                                 1,966                           975
  Deferred taxes                                                            1,070                         1,064
                                                                         --------                      --------

          Total current assets                                             76,475                        56,566

Property and equipment, net                                               111,515                        94,337

Other assets
  Intangible assets, net                                                    9,050                         5,329
  Goodwill, net                                                            91,342                        33,527
  Other accounts receivable                                                    42                           120
  Other                                                                     1,326                           155
                                                                         --------                      --------

          Total other assets                                              101,760                        39,131
                                                                         --------                      --------

Total assets                                                             $289,750                      $190,034
                                                                         ========                      ========





                                                                            (IN THOUSANDS EXCEPT SHARE DATA)
                                                                   SEPTEMBER 30, 2001               DECEMBER 31, 2000
                                                                   ------------------               -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                  (unaudited)
Current liabilities
   Current portion of long-term debt                                    $  1,050                        $     --
   Accounts payable                                                       12,912                          13,072
   Other accounts payable                                                    192                             272
   Income taxes payable                                                    4,304                           2,208
   Accrued expenses and other current
   Liabilities                                                             7,809                           9,551
                                                                        --------                        --------

          Total current liabilities                                       26,267                          25,103

Long-term liabilities
   Revolving line of credit                                                    -                          10,000
   Long-term debt                                                        223,950                         120,000
   Other long-term liabilities                                             5,980                           5,091
   Other accounts payable                                                      -                             337
   Deferred taxes                                                          1,371                           3,317
                                                                        --------                        --------

          Total long-term liabilities                                    231,301                         138,745
                                                                        --------                        --------

Total liabilities                                                       $257,568                        $163,848



Shareholders' equity
Class A Voting Common Stock, $1.00 par value,
1,035 shares authorized, 135.835 shares issued and outstanding at September 30, 2001 and December 31, 2000

Class B Nonvoting Common Stock, $1 par value, 215 shares authorized, 0 shares outstanding at September 30, 2001 and December 31, 2000

Additional paid-in capital                                                20,901                          20,901
Retained earnings                                                         13,581                           7,104
Accumulated other comprehensive loss                                      (2,300)                         (1,819)
                                                                        --------                        --------

Total shareholders' equity                                              $ 32,182                        $ 26,186
                                                                        --------                        --------

Total liabilities and shareholders' equity                              $289,750                        $190,034
                                                                        ========                        ========


         See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
GEO SPECIALTY CHEMICALS, INC.

                                                                       (IN THOUSANDS)
                                         JULY 1                     JULY 1                   JAN. 1                     JAN. 1
                                         THROUGH                    THROUGH                  THROUGH                    THROUGH
                                      SEPT. 30, 2001              SEPT. 30, 2000            SEPT. 30, 2001            SEPT. 30, 2000
                                      --------------              --------------            --------------            --------------
Net sales                                $45,981                    $53,867                   $147,292                    $142,275
Costs of sales                            36,500                     36,475                    109,764                     103,909
                           -------------------------------------------------------------------------------------------------------

Gross profit                               9,481                     17,392                     37,528                      38,366

Selling general and
 administrative expenses                   6,047                      6,751                     17,657                      18,175

                           -------------------------------------------------------------------------------------------------------

Income from operations                     3,434                     10,641                     19,871                      20,191

Other expense
  Net interest expense                    (5,280)                    (3,840)                   (12,774)                    (11,387)
  Foreign currency
     exchange gain                            20                        461                         18                          42
  Other                                        -                       (160)                     2,766                        (160)
                           -------------------------------------------------------------------------------------------------------

Income (loss) before taxes                (1,826)                     7,102                      9,881                       8,686

Income tax provision (benefit)            (1,536)                     2,863                      3,404                       3,389
                           -------------------------------------------------------------------------------------------------------

Net income (loss)                        $  (290)                   $ 4,239                   $  6,477                    $  5,297
                                         =======                    =======                   ========                    ========


Total comprehensive income
 (loss)                                  $  (771)                   $ 1,104                   $  5,996                    $  3,266
                                         =======                    =======                   ========                    ========

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
GEO SPECIALTY CHEMICALS, INC.

                                                                                                    (IN THOUSANDS)
                                                                                             JAN. 1                    JAN. 1
                                                                                            THROUGH                   THROUGH
                                                                                         SEPT. 30, 2001             SEPT. 30, 2001
                                                                                         --------------             --------------
Cash flows from operating activities
  Net income                                                                                 $  6,477                 $  5,297
  Adjustments to reconcile net income
      to net cash from operating
      activities
         Depreciation, depletion and                                                           12,646                   10,315
          amortization
         Gain on sale of Paper business                                                        (2,766)                       -
         Deferred income tax expense                                                           (1,699)                   1,383
  Change in assets and liabilities, net of effects from acquisition and disposition of assets
       Trade accounts receivable                                                               (3,609)                 (10,648)
       Other accounts receivable                                                                1,357                      693
       Inventories                                                                             (2,152)                   5,328
       Prepaid expense and other assets                                                          (780)                     518
       Accounts payable                                                                          (323)                  (3,838)
       Other liabilities                                                                         (536)                     146
                                                                                             --------                 --------
Net cash from operating activities                                                              8,615                    9,194

Cash flows from investing activities
  Purchases of property, plant and                                                             (5,541)                  (6,393)
   equipment
    Proceeds from sale of Paper
     business                                                                                   8,500                        -
    Purchase of assets of Peroxy
    Chemicals business from Hercules
    Incorporated                                                                               (93,137)                      -
    Project expenditures related to
    Pinjarra, Australia Capital Project                                                        (1,326)                       -
Net cash flows from investing                                                                --------                 ---------
 activities                                                                                   (91,504)                  (6,393)

Cash flows from financing activities
  Repayments under revolving line
     of credit (net)                                                                          (10,000)                  (1,000)
  Borrowings on Term B facility                                                               105,000                        -
  Payments on deferred financing
  costs                                                                                        (4,668)                       -
                                                                                             --------                 --------
Net cash from financing activities                                                             90,332                   (1,000)

Effect of exchange rate changes on
 cash                                                                                               -                     (278)

Net change in cash                                                                              7,443                    1,523
Cash at beginning of period                                                                     7,930                    4,696
Cash at end of period                                                                          15,373                    6,219
                                                                                             ========                 ========
Supplemental disclosure of cash flow
Information
  Cash paid for
          Interest                                                                           $ 13,072                 $ 13,747
          Taxes                                                                                 3,323                      514

In conjunction with the acquisition of the Peroxy Chemicals business from Hercules Incorporated liabilities were assumed as follows:

Fair value of assets acquired         $   93,513
Cash paid                                (93,137)
                                      ----------
Liabilities assumed                   $      376
                                      ==========

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

GEO operates in an environment with many financial and operating risks, including, but not limited to, intense competition, fluctuations in cost and supply of raw materials, technological changes, and environmental matters. GEO has a high level of indebtedness, which creates liquidity and debt service risks.

INTERIM RESULTS (UNAUDITED): The accompanying consolidated balance sheet at September 30, 2001 and the consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2001 and 2000 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the consolidated financial statements for those interim periods are also unaudited. The consolidated results of operations for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by accounting principles generally accepted in the United States are not included, these interim statements should be read in conjunction with GEO's financial statements for the year ended December 31, 2000, and the notes thereto, which are included in GEO's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

FINANCIAL INSTRUMENTS: Foreign currency option agreements are accounted for as a hedge of a firm commitment or anticipated transaction when designated and effective as a hedge of such items. The effective portion of the gain or loss on the financial instrument is reported in other comprehensive income (loss) and the ineffective portion is reported in current earnings. If it becomes probable that the original forecasted transaction will not occur, the net gain or loss recorded in comprehensive income (loss) shall be immediately reclassified into earnings.

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

In connection with the sale, GEO entered into various supply agreements with Nalco, pursuant to which GEO will produce specific coating products over a period of the next five years.

NOTE 3 -- ACQUISITIONS

On May 31, 2001, GEO purchased from Hercules Incorporated (Hercules) substantially all of the assets, net of certain assumed liabilities, of Hercules' Peroxy Chemicals division. The assets acquired include accounts receivable, inventory, buildings and machinery and equipment. The Peroxide business produces various organic peroxide products used in the vulcanization, catalysis and processing of polymers and elastometric compounds. The purchase price was $93,137, allocated as follows:

                      Current assets             $11,200
                      Land                           300
                      Buildings                    2,313
                      Property and equipment      18,710
                      Liabilities assumed           (376)
                      Excess of cost over
                       fair value                 60,990
                                                 -------
                      Purchase price             $93,137

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

NOTE 4 -- CREDIT FACILITY AND LONG-TERM BORROWINGS

In conjunction with the acquisition of the Peroxy Chemicals business from Hercules, as discussed in Note 3, GEO entered into an Amended and Restated Credit Agreement with Bankers Trust Company, Salomon Smith Barney Inc. and various other financial institutions (the Lenders), pursuant to which the Lenders have extended credit facilities in the amount of $145,000 (the Credit Facility) to GEO, consisting of (A) a Term Loan B Facility in the amount of $105,000, maturing on December 31, 2007 and bearing interest, at GEO's option, at a Reserved Adjusted Eurocurrency Rate plus 3.25% to 4.00%, depending on GEO's leverage ratio, or a Base Rate plus 2.25% to 3.00%, depending on GEO's leverage ratio, and (B) a $40,000 Revolving Credit Facility, maturing on June 30, 2005 and bearing interest, at GEO's option, at a Reserved Adjusted Eurocurrency Rate plus 2.25% to 3.50%, depending on

GEO's leverage ratio, or a Base Rate plus 1.25% to 2.50%, depending on GEO's leverage ratio. The Term Loan B facility funds were utilized for the acquisition of the Peroxy Chemicals business and related costs incurred in conjunction with the acquisition, as well as to refinance GEO's existing revolving credit facility and for working capital and general corporate purposes.

The Term Loan B Facility requires annual principal repayments of $1,050 as of June 30, 2002 and June 30, 2003. Thereafter, semiannual payments of $5,000 are required through December 31, 2007, at which time a balloon payment of the remaining principal balance will be due.

All tangible and intangible assets of GEO, including GEO's ownership interest in its subsidiaries, secure GEO's obligations under the Credit Facility. The Credit Facility is senior in right of payment to GEO's outstanding Senior Subordinated Notes.

The Credit Facility requires GEO to meet certain affirmative and negative covenants, which include certain restrictions on future indebtedness, capital expenditures and dividend payments and to meet certain interest-coverage and leverage ratios.

NOTE 5 -- INVENTORY

     Inventory consists of the following components:

                    September 30, 2001  December 31, 2000
                    ------------------  -----------------
Raw materials            $ 8,981             $ 6,223
Work in progress           2,457               3,696
Finished goods            14,026               8,294
                         -------             -------
                         $25,464             $18,213
                         =======             =======

NOTE 6 -- NEW ACCOUNTING PRONOUNCEMENTS

The adoption of Financial Accounting Standard No. 133, Accounting for Derivatives Instruments and Hedging Activities, was required as of January 1, 2001. The standard established methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. As of September 30, 2001, GEO had entered into derivative instruments. See Note 8 below.

The Financial Accounting Standards Board also issued FAS No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets in June 2001.

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

FAS No. 142, Goodwill and Other Intangible Assets, eliminates the periodic amortization of goodwill from all future and prior business combinations beginning January 1, 2002. Upon adoption, goodwill should be evaluated for impairment. The impairment test shall include valuing the fair value of the reporting entity and comparing its carrying amount (including allocated goodwill), with any excess of purchase price over new fair value estimate.

The useful life of intangible acquired assets acquired before July 1, 2001 should be reassessed upon adoption of this statement. Intangibles with an indefinite useful life must be tested for impairment upon adoption and annually thereafter at the reporting unit level.

GEO is required to adopt this standard on January 1, 2002. GEO is currently evaluating the effects of the implementation of these standards. As of September 30, 2001, GEO has goodwill and other intangible assets (net of amortization) of $100,392.

NOTE 7 -- COMPREHENSIVE INCOME

Comprehensive income (loss) consists of GEO's net income (loss) and foreign exchange translation adjustments and the effective portion of any gain or loss on financial instruments.

NOTE 8 -- FINANCIAL INSTRUMENTS

As a result of GEO's global operating activities, GEO is exposed to market risks from changes in foreign currency exchange rates which may adversely affect GEO's operating results and financial position. GEO's goal is to minimize its risks from foreign currency exchange rate fluctuations through its normal operating activities and, when deemed appropriate, through the use of derivative financial instruments. GEO does not use derivative financial instruments for trading or other speculative purposes and does not use leveraged derivative financial instruments.

GEO's exposure to market risk for changes in foreign currency exchange rates arises from financing activities between subsidiaries and firm commitments arising from international transactions. GEO attempts to have such transaction exposure hedged with internal natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency option agreements with third parties. During the third quarter of 2001, GEO, with the approval of its Board of Directors, entered into option contracts that collar the Australian dollar between .47 and .53 in relation to the U.S. dollar, in anticipation of capital project expenditures in Pinjarra, Australia. GEO entered into these contracts at no cost. These contracts mature through December 31, 2002. As of the end of the third quarter, GEO's options had a carrying value of $0 and a fair value of ($734) due to the weakening of the Australian dollar from the transaction date and the end of the quarter. As of November 8, 2001, the fair value of GEO's options had risen to $134 due to the strengthening of the Australian dollar against the U.S. dollar.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table sets forth certain consolidated operations data for GEO expressed in millions of dollars and as a percentage of net sales:


                          Three Months Ended September 30,        Nine Months Ended September 30,
                         ---------------------------------      -----------------------------------
                               2000              2001                 2000                2001
                         ---------------    --------------      ----------------    ---------------
                           $         %        $        %          $         %         $         %
                         -----     -----    -----    -----      ------    ------    ------    -----
Net sales                $53.9     100.0%   $46.0    100.0%     $142.3    100.0%    $147.3    100.0%
Gross profit              17.4      32.3      9.5     20.6        38.4     27.0       37.5     25.5
Operating income          10.6      19.8      3.4      7.4        20.2     14.2       19.9     13.5
Net income (loss)          4.2       7.9     (0.3)    (0.6)        5.3      3.7        6.5      4.4
EBITDA                    14.1      26.2      8.2     17.8        30.0     21.1       31.7     21.6
Net interest expense       3.9       7.2      5.3     11.5        11.4      8.0       12.8      8.7
Capital expenditures       2.0       3.7      1.9      4.1         6.1      4.3        5.5      3.8

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Net Sales. Net sales for the three months ended September 30, 2001 were $46.0 million, representing a $7.9 million or 14.7% decrease compared to $53.9 million of net sales during the same period in 2000. Most of the decrease in net sales was attributable to the gallium business, which was down by $11.4 million. The gallium business experienced exceptionally strong demand during the same period in 2000, including one significant shipment for a new application. Most of the decline in market demand for gallium was attributable to the weakness in the global demand for cell phones. The impact of the major drop in cell phone shipments since late 2000 has caused inventories to build throughout the supply chain. The gallium business did not experience the full extent of this unfavorable impact until the third quarter of 2001. The peroxy chemical business, acquired in May of 2001, contributed $8.1 million in additional net sales, offsetting the $3.7 million decrease in net sales related to the divestment of the paper chemicals business. The remaining decrease of $0.9 million was due to weak net sales in the coatings market, off by $2.5 million or 27.5%, and slightly lower water treatment chemical sales, which were off $0.8 million or 6.8%. The decrease in overall sales more than offset record sales to the construction industry, which were up by $2.5 million or 21.4%.

Gross Profit. Gross profit for the three months ended September 30, 2001 was $9.5 million, or 20.6% of net sales, representing a $7.9 million or 45.4% decrease compared with gross profit of $17.4 million, or 32.3% of net sales, during the same period in 2000. The gallium business, which experienced a sharp drop in net sales, accounted for $7.8 million of the decrease in gross profit. The net impact of the acquisition of the peroxy chemicals business and the divestment of the paper chemicals business was a favorable $1.4 million. This increase was offset by the weakness in sales to the coatings market and less favorable raw material costs, i.e., napthalene, for construction materials. Production costs which include utilities were essentially flat compared to the third quarter of 2000.

Operating Income. Operating income for the three months ended September 30, 2001 was $3.4 million, or 7.4% of net sales, representing a $7.2 million or 67.9% decrease compared with operating income of $10.6 million, or 19.8% of net sales, during the same period in 2000. The decline in the performance of the gallium business resulted in a decline of $7.6 million. Partially offsetting the drop in the performance of the gallium business were contributions to operating income of the peroxy chemicals acquisition and the paper chemicals divestment which were $1.0 million and $0.7 million, respectively. The favorable impact of the paper chemicals divestment reflects the sizeable decrease in selling and administrative expenses that were associated with that group. The remaining decline of approximately $1.4 million was essentially due to the weakness in coating additive sales.

Net Income (Loss). Net loss for the three months ended September 30, 2001 was $0.3 million, or (0.6%) of net sales, representing a $4.5 million or 107% decrease compared with net income of $4.2 million, or 7.9% of net sales, during the same period in 2000. The decrease in net income was due to the drop in operating income, mostly attributable to the gallium business, discussed previously. Additionally, an increase of approximately $1.4 million in financing expenses, interest and amortization of deferred financing fees relating to the peroxy chemicals acquisition caused a decline in net income. Partially offsetting these unfavorable effects was a $4.4 million reduction in the income tax provision relative to the third quarter of 2000. Approximately $0.8 million of the reduction in the tax provision for the period ended September 30, 2001 was due to an adjustment in foreign taxes.

EBITDA. EBITDA for the three months ended September 30, 2001 was $8.2 million, or 17.8% of net sales, representing a $5.9 million or 41.4% decrease compared with EBITDA of $14.1 million, or 26.2% of net sales, during the same period in 2000. The sharp decline in net sales of the gallium business resulted in a $7.6 million or 84.8% decrease in EBITDA contribution compared to the same period in 2000. The combined effect of the peroxy chemical acquisition and paper chemical divestment was a favorable $2.9 million, or $2.3 million and $0.6 million, respectively. The remaining difference, an unfavorable $1.1 million, was attributable to the weak net sales performance of the coating additives chemical business.

Net Interest Expense. Net interest expense for the three months ended September 30, 2001 was $5.3 million, or 11.5% of net sales, representing a $1.4 million or 35.9% increase from the net interest expense of $3.9 million, or 7.2% of net sales, during the same period in 2000. The increase in net interest expense, $1.3 million of interest cost and $0.1 million of amortization of deferred financing costs, was attributable to additional indebtedness related to the peroxy chemical acquisition.

Capital Expenditures. Capital expenditures for the three months ended September 30, 2000 were $1.9 million, or 4.1% of net sales, representing a 0.1 million decrease compared to $2.0 million of capital expenditures during the same period in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Net Sales. Net sales for the nine months ended September 30, 2001 were $147.3 million, representing a $5.0 million or 3.5% increase compared with net sales of $142.3 million during the same period in 2000. The increase in net sales was primarily attributable to the impact of the acquisition of the peroxy chemical business from Hercules on May 31, 2001, as mentioned in Note 3. Net sales of the peroxy chemical business, which produces additives for the wire and cable and rubber industries, were $12.2 million for the four month period since the acquisition. Excluding the impact of the peroxy chemicals acquisition, GEO's net sales decreased by $7.2 million or 5.1% compared to the same period in 2001. This decrease was due primarily to the disposition of certain assets of the paper chemicals business, mentioned in Note 2, which resulted in a net reduction of net sales of $5.9 million. The remaining decline in net sales was attributable to weak end markets for coating additives products and gallium, which generated shortfalls in net sales of $5.1 million and $0.8 million, respectively, that were mostly offset by very strong net sales of additives products used in the construction industry.

Gross Profit. Gross profit for the nine months ended September 30, 2001 was $37.5 million, or 25.5% of net sales, representing a decrease of $0.9 million or 2.3% compared with gross profit of $38.4 million, or 27.0% of net sales, during the same period in 2000. Excluding the impact of the peroxy chemical business, gross profit declined by $5.1 million with the divestment of the paper chemicals business accounting for $2.6 million of the decrease. The remainder of the decline was mostly due to the weakness in sales of coating additive products. Generally, the cost structure in terms of transportation costs, raw materials and production expenses has been more favorable during the course of the last several months, especially since the first three months of 2001, reflecting the decline in crude oil, natural gas and utility expenses.

Operating Income. Operating income for the nine months ended September 30, 2001 was $19.9 million, or 13.5% of net sales, representing a decrease of $0.3 million or 1.5% compared with operating income of $20.2 million, or 14.2% of net sales, during the same period in 2000. The decrease in operating income mostly reflects the decline in gross profit. Excluding the impact of the peroxy chemical acquisition, operating income was $2.6 million as lower selling, general and administrative expenses partially offset the $5.1 million decrease in gross profit. Most of the expense decrease was attributable to the divestment of the paper chemicals business which had a $3.1 million favorable effect.

Net Income. Net income for the nine months ended September 30, 2001 was $6.5 million, or 4.4% of net sales, representing a $1.2 million increase compared with net income of $5.3 million, or 3.7% of net sales, during the same period in 2000. The increase in net income was due primarily to the divestment of the paper chemicals business which generated a $2.8 million non-operating gain. Partially offsetting this gain were higher interest expenses of $1.4 million related to the financing of the acquisition of the peroxy chemical business and the $0.3 million decrease in operating income previously noted.

EBITDA. EBITDA for the nine months ended September 30, 2001 was $31.7 million, or 21.6% of net sales, representing a $1.7 million or 5.7% increase compared to EBITDA of $30.0 million, or 21.1% of net sales, during the same period in 2000. The increase in EBITDA was attributable to the peroxy chemical acquisition and the exceptionally strong demand for gallium in the first half of 2001. This increase was partially offset by the unfavorable impact of higher raw material, freight and production costs during the first quarter of 2001 and the weakness in net sales of coating additives throughout 2001.

Net Interest Expense.  Net interest expense for the nine months ended
September 30, 2001 was $12.8 million, or 8.7% of net sales, an increase of $1.4 million or 12.3% compared to net interest expense of $11.4 million, or 8.0% of net sales, during the same period in 2000. The increase in net interest expense was due to the additional debt incurred to fund the peroxy chemical acquisition. As of September 30, 2001, GEO's net debt level was higher by $71.8 million compared to the debt level on September 30, 2000.

Capital Expenditures. Capital expenditures for the nine months ended September 30, 2001 were $5.5 million, or 3.8% of net sales, representing a $0.6 million decrease compared to $6.1 million of capital expenditures during the same period in 2000. The most significant reason for the decrease was the absence of capital expenditures for additional production capacity in the coating additive and gallium facilities installed during 2000.

Liquidity and Capital Resources

GEO's primary cash needs are for working capital, capital expenditures and debt service. GEO has financed these needs from internally generated cash flow and periodic draws on its revolving credit facility. As of September 30, 2001, GEO had no material commitments for capital expenditures, although GEO has publically announced its intention to invest approximately $40.0 million to renovate and upgrade a gallium extraction facility in Pinjarra, Australia. Due to the decline in the demand for gallium in the third quarter of 2001, GEO has opted to scale back the anticipated investment to $30 million and delay most of the project expenditures until the second quarter of 2002.

Net cash provided from operations for the nine month periods ending September 30, 2001 and 2000 was $8.6 million and $9.2 million, respectively.

In connection with the Trimet acquisition on July 31, 1998, GEO refinanced its existing senior debt by issuing $120.0 million of 10 1/8% Senior Subordinated Notes due 2008. On May 31, 2001, GEO amended its senior credit agreement in conjunction with the acquisition of the peroxide chemicals business from Hercules Incorporated. Under the amended credit agreement, GEO's revolving loan credit facility was reduced from $45.0 million to $40.0 million. GEO also borrowed under the amended senior credit agreement $105.0 million through a Term B loan facility which was syndicated to more than 20 banks and institutional investors. The amended revolving loan facility expires in 2005 and the Term B loan facility expires in December 2007. The revolving credit facility has no annual amortization requirement. The Term B loan facility has a 1% per cent per annum amortization requirement until June 30, 2004 when the first semiannual amortization payment of $5.0 million is due. The semiannual $5.0 million payments are due until the expiration of the Term B loan when the total of the remaining Term B balance is due. Finally, the Term B loan also has a mandatory prepayment provision based on an annual calculation of excess cash flow. Borrowing under the revolving credit facility and the Term B credit facility bear interest, at GEO's option, at:

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

As of September 30, 2001, GEO's interest rate under the Term B facility was 6.625%. GEO did not have any draws outstanding on its senior revolving credit facility as of September 30, 2001. The overall senior credit agreement, which includes both the revolving credit facility and the Term B facility, contains customary covenants, including the maintenance of certain financial ratios.

During the nine months ended September 30, 2001, GEO repaid $10.0 million of its senior revolving credit facility. On May 31, 2001, GEO borrowed the full amount of $105.0 million of its Term B facility. This borrowing was made to fund the acquisition of the peroxide chemical business and fund various transaction and financing fees related to the acquisition.

As of September 30, 2001, GEO had a cash balance of $15.4 million and $40.0 million available under its senior revolving facility. This level of liquidity compares to a cash balance of $6.2 million and $23.0 million of revolving credit availability as of September 30, 2000. The cash balance declined by $3.1 million during the three month period ended September 30, 2001.

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

Disclosure Regarding Forward-Looking Statements Contained in this Report

Certain statements contained in this report, including statements containing the words believes, anticipates, intends, expects, should, may, will, continue and estimate, and similar words, constitute forward-looking statements under the federal securities laws. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of GEO or its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from GEO's expectations include the following: (1) changes in general economic conditions that might impact the demand for GEO's products, in the United States or in the foreign countries where GEO sells products; (2) decreases in customer spending levels due to general economic conditions or other factors affecting their volume of business;
(3) the increased risk during economic downturns that GEO's customers may declare bankruptcy or experience payment difficulties; (4) increases in GEO's cost of borrowing or a default or covenant violation under GEO's indenture or other material debt agreement; (5) GEO's inability to effectively integrate acquired businesses; (6) a decrease in the rate of growth of GEO's gallium or other product sales; and (7) changes in environmental or other governmental regulations or enforcement. Given these uncertainties, you should not place undue reliance upon such forward-looking statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

GEO has engaged in hedging or other market structure derivative activities as of September 30, 2001. See Notes 1 and 8 to the financial statements. GEO's debt obligations are partially at fixed interest rates and at variable rates. GEO does not believe that its market risk financial instruments on September 30, 2001 will have a material impact on future operations or cash flow.

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

The fair value of GEO's fixed rate long-term notes is sensitive to changes in interest rates. Interest rate changes would result in gains/losses in the fair value of the notes due to differences between the market interest rates and rates at the date of the issuance of the notes. The fair value of GEO's long-term debt as of September 30, 2001, based upon market quotations, is approximately $105.6 million. Based on a hypothetical immediate 100 basis point increase in interest rates at September 30, 2001, the fair value of GEO's fixed rate long-term notes would be impacted by a net decrease of $7.1 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of GEO's fixed rate long-term notes at September 30, 2001 of $7.6 million.

                                    PART II
                               OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.

               None

          (b)  Reports on Form 8-K.

               GEO filed a report on Form 8-K/A with the Securities and Exchange Commission on August 14, 2001 relating to the Peroxy Chemicals acquisition.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       GEO SPECIALTY CHEMICALS, INC.



Date:  November 12, 2001               By:  /s/ William P. Eckman


                                       ----------------------------------------
                                       William P. Eckman
                                       Executive Vice President and Chief
                                       Financial Officer (duly authorized
                                       officer and principal financial officer)