Form 10-K405
period 2001-12-31
GEO SPECIALTY CHEMICALS INC
filed 2002-03-22
CIK 1072548

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                              --------------------

                                    Form 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   for the fiscal year ended December 31, 2001

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

                          GEO Specialty Chemicals, Inc.
                       3201 Enterprise Parkway, Suite 490
                              Cleveland, Ohio 44122
                          (Address, including Zip Code,
                         of Principal Executive Offices)

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

Shares of Class A Voting Common Stock, $1.00 par value, as of March 22, 2002:
135.835

Shares of Class B Nonvoting Common Stock, $1.00 par value, as of March 22, 2002: none

================================================================================

PART I.

ITEM 1. BUSINESS

Introduction to GEO's Business

     GEO Specialty Chemicals, Inc., an Ohio corporation which commenced business in 1993, develops, manufactures and markets a wide variety of specialty chemicals. Through the implementation of a "buy and build" strategy, GEO has successfully positioned itself as a leading supplier of a broad variety of niche products sold to a diverse customer and market base. GEO manufactures over 300 products sold to major industrial customers for such diverse end-use applications as water treatment, wire and cable, industrial rubber, oil and gas production, coatings, construction, and electronics.

     GEO manages its products within three primary operating groups: specialty additives, performance chemicals and electronic chemicals. Specialty additives are primarily chemical components that improve the properties of customers' products. GEO is a leading U.S. producer of a number of specialty additives that are used in a variety of construction, oil field, coating, wire and cable, and industrial rubber applications. Specialty additives represented approximately 43.8% of GEO's total net sales for the year ended December 31, 2001.

     Performance chemicals are primarily products used by customers to enhance the productivity of their operations and decrease their operating costs. GEO's performance chemicals consist principally of chemicals used in water treatment. GEO is a leading U.S. producer and marketer of several performance chemicals sold in these markets. Performance chemicals represented approximately 24.0% of GEO's total net sales for the year ended December 31, 2001.

     GEO's electronic chemicals group was created after its 1999 acquisition of a gallium extraction and purification business from Rhodia Chimie S.A. The electronic specialties group consists of sales of virgin gallium to various sectors of the electronics market for applications in telecommunications and optoelectronics. These sales represented approximately 15.0% of GEO's total net sales for the year ended December 31, 2001.

     In addition to specialty additives, performance chemicals and electronic chemicals, GEO manufactures and supplies numerous raw materials and intermediates under a long-term reciprocal supply agreement with Cognis Corporation and finished products used in the paper industry under a long-term supply agreement with ONDEO Nalco Company. GEO also produces by-products, which it sells in the merchant market, and raw materials for internal consumption. These activities represented approximately 17.2% of GEO's total net sales for the year ended December 31, 2001.

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

     On March 25, 1997, GEO purchased from Henkel Corporation (the relevant business of which has been spun-off as Cognis Corporation) two modern ISO 9002 certified manufacturing plants located in the United States and involved in the development, manufacture and supply of specialty paper chemicals and construction and process additive chemicals, for $54.2 million. Through the Henkel acquisition, GEO became one of the most diversified specialty chemical suppliers to the paper industry with over 200 products. The Henkel acquisition also provided GEO with over 100 products sold to the construction, oil and gas, and ceramic industries.

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

     On April 15, 2001, GEO sold to ONDEO Nalco Company certain assets of its Paper Chemicals business for $8.5 million in cash plus the assumption of certain liabilities associated with the Paper Chemicals business. In addition, GEO could receive performance related consideration of $2.0 million based on sales of certain products during two twelve month periods following the divestment. As of December 31, 2001, GEO had recorded a pre-tax gain of approximately $2.2 million on the sale. As part of the transaction, GEO entered into various supply agreements with Nalco, pursuant to which GEO will produce specific coating products for a period of five years after the divestment. For the period ended December 31, 2001, GEO made $7.6 million in sales to Nalco under the supply agreement. Prior to the divestment, GEO's Paper Chemicals business recorded $6.8 million of sales in 2001 and $26.3 million in fiscal year 2000.

     On May 31, 2001, GEO acquired from Hercules Incorporated substantially all the assets, net of certain liabilities, of Hercules' Peroxy Chemicals division for $92.2 million. The acquired business produces various grades of organic peroxide products derived primarily from cumene. These organic peroxide additives are used as crosslinking agents in the making of insulation for medium and high voltage wire and cable and as both a curing agent and crosslinking agent for industrial rubber and plastics used in high performance applications. As part of the acquisition, GEO purchased manufacturing facilities in Gibbstown, New Jersey and Franklin, Virginia. The acquired business is the sole producer of cumene based organic peroxides in the United States. During fiscal 2001, GEO recorded $20.8 million of sales by the Peroxy Chemicals business.

Competitive Strengths

     GEO believes that its market leadership positions are primarily attributable to the following strengths:

     Leader in Targeted Markets. GEO is a market leader in a number of specialty
     --------------------------
chemicals sold to targeted markets. GEO is the U.S. market leader in liquid calcium stearate used in construction and paper coating, which is marketed under the brand name NOPCOTE(R). GEO is also a U.S. market leader in the production of naphthalene sulfonate condensates used as additives in the production of concrete and plaster board, which it markets under the brand name LOMAR(R). GEO is also the leading global supplier of dimethylolpropionic acid, marketed under the brand name DMPA(R), and trimethylolethane, marketed under the brand name TRIMET(R), specialty chemicals used primarily in the production of specialty paints and coatings. As a result of its 1999 acquisition of Rhodia's gallium business, GEO is the world's leading producer of virgin gallium, which is used primarily in integrated circuits and chips for mobile telephones, wireless communications and optoelectronics (light emitting diodes). Since acquiring the Peroxy Chemicals division from Hercules, GEO is the world's leading producer of cumene derived organic peroxides. The products are mostly sold under the brand names DI-CUP(R) and VUL-CUP(R) and are used as additives in making insulation for wire and cable and industrial rubber products.

     Broad Product Portfolio and Strong Customer Base. GEO manufactures over 300
     ------------------------------------------------
products used in a wide variety of applications, and sells these products to approximately 1,000 customers. For the year ended December 31, 2001, excluding sales under GEO's supply agreements with Cognis Corporation and Nalco, GEO's top ten customers accounted for approximately 37% of its net sales and no single customer accounted for more than 7% of its net sales. GEO sells its products to a base of large multinational companies with which it has a longstanding relationship, including International Paper Company, Georgia-Pacific Company, Dow Chemical Corporation, Agilent Technologies, Master Builders, Inc., United States Gypsum, Avecia Inc., PPG Industries, Inc., and Baker Hughes Incorporated.

     Strong Manufacturing Capability. GEO's major manufacturing facilities have
     -------------------------------
the ability to produce and formulate multiple products, allowing it to meet changing customer requirements for customized products. GEO believes that this network decreases its customers' shipping and warehouse costs and provides GEO with a distinct advantage over other suppliers.

     Proven Acquisition Expertise. GEO's senior management has developed
     ----------------------------
significant expertise in identifying and effecting acquisitions within targeted markets. Since GEO's formation in 1993, management has successfully completed seven acquisitions. Through these acquisitions, GEO has gained significant experience in integrating acquired companies' plants, personnel and customers into its business.

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

Products and Markets Overview

     The following table shows GEO's principal operating groups by product line, primary end-markets and as a percentage of sales for the years 1999, 2000 and 2001.

                                                                                           Percentage Of Sales
                                                                                       ---------------------------
Operating Group                  Product Line              Primary End-Markets         1999        2000       2001
---------------                  ------------              -------------------         ----        ----       ----
Performance Chemicals            Aluminum and Clay         Pulp & Paper, Water         25.4%       24.7%      24.0%
                                 Products                  Treatment

Specialty Additives              Naphthalene Sulfonate     Construction, Oil Field     22.1        19.9       21.8
                                     Condensates/Other
                                     Chemicals
                                 Polyols                   Coatings                    16.4        14.9       10.8
                                 Organic Peroxides         Wire and Cable,
                                                           Industrial Rubber            N/A         N/A       11.2
                                                                                       ----        ----       ----

   Total Specialty Additives                                                           38.5        34.8       43.8

Electronic Chemicals             Gallium                   Electronics                  8.7        20.2       15.0
Other (1)                                                                              27.4        20.3       17.2
                                                                                       ----        ----       ----
         Total                                                                          100%        100%       100%

(1) Comprised of formaldehyde, calcium formate and sales pursuant to GEO's reciprocal supply agreement with Cognis Corporation and sales pursuant to the supply agreement with Nalco (includes sales direct to customers in 1999 to 2000 and until April 15 in 2001).

Performance Chemicals

     Flocculants/Coagulants. GEO's flocculants and coagulants are used in the
     ----------------------
paper formation process and the treatment of pulp and paper mill wastewater. GEO believes it is a leading seller of these products, including polyaluminum chloride and aluminum sulfate, to the U.S. pulp and paper industry. GEO competes primarily with General Chemical Corporation, Gulbrandsen Co., Inc. and Southern Ionics, Inc. in this part of the pulp and paper industry.

     Water Treatment. The U.S. specialty chemical water treatment market is
     ---------------
comprised of two segments: industrial water treatment and municipal water treatment. The industrial water treatment segment uses specialty chemicals primarily to purify water for manufacturing processes, since the use of untreated water results in low product quality and accelerated equipment degradation. The industrial segment is also required by environmental regulations to treat its wastewater. Demand in this area is therefore driven by both the level of industrial production and environmental regulations.

     The municipal water treatment segment uses specialty chemicals primarily to purify water sources into a consumable form. Municipalities must also comply with environmental regulations. The following factors drive continued growth for specialty water treatment chemicals: increased industrial production; more stringent environmental regulations; increased scarcity of consumable water; and population growth.

     Within the specialty chemical water treatment industry, GEO markets products in the following major areas: flocculants and coagulants.

     Flocculants/Coagulants. Flocculants and coagulants remove suspended matter
     ----------------------
from water and are essential to the treatment of industrial processing water, wastewater and drinking water. Coagulants are used to achieve primary separation of fine particles. Flocculants are added after the primary coagulant to cause the separated particles to clump together and settle out more rapidly.

     GEO is a leading U.S. manufacturer of several flocculants and coagulants, including aluminum sulfate which is used as both a flocculant and coagulant for the treatment of water in the industrial and municipal markets. GEO markets over 70 products in this segment.

     GEO derives its strong market position from the strategic location of its plants and its status as a low cost producer. The close proximity of GEO's nine small plants to its customer base, most notably its pulp and paper customers, provides GEO with a distinct advantage over its competitors, allowing it to deliver its products in a more timely and cost effective manner. GEO's reserves of kaolin clay, which are used in the production of aluminum sulfate, provides a strategic raw material enabling GEO to be a low cost supplier in the market.

     These factors along with the low quality of water in the Southeastern U.S., where GEO primarily operates, has resulted in strong market share for GEO.

     In this segment, GEO competes with General Chemical Corporation, Gulbrandsen Co., Inc., Summit Research Labs, Kemwater North America Company, a subsidiary of Pioneer Companies, Inc., and Delta Chemical Corp.

     Specialty Additives

Construction. GEO competes primarily in two segments of the construction
------------
industry: concrete additives and plaster board.

     Concrete Additives. GEO's naphthalene sulfonate condensates and the other
     ------------------
specialty chemicals that it sells in this segment of the construction market are used as additives to increase the strength and workability of concrete. These products also improve the ability of concrete to withstand deterioration due to temperature variations and corrosive agents. Major markets for these products include roadway construction and repair and residential and commercial construction. GEO markets approximately 30 products in this market. GEO competes in this segment with the Hampshire Division of The Dow Chemical Company and Handy Chemicals Ltd., a subsidiary of Rutgers Organics GmbH.

     Plaster Board. GEO's naphthalene sulfonate condensates and the other
     -------------
specialty chemicals that it sells in this segment of the construction market are used to shorten the drying time and expedite the manufacture of plaster board. Demand for GEO's products in this market is primarily a function of the level of residential and commercial construction. GEO is the leading U.S. manufacturer of naphthalene sulfonate condensates to the plaster board market. GEO markets approximately 10 products for plaster board use. GEO developed the application of naphthalene sulfonate condensates in this market and is considered to be the technology leader. GEO is also a leading manufacturer of foaming agents and defoamers to the plaster board industry. Major customers include the four leading plaster board producers: United States Gypsum Company, Georgia-Pacific Corporation, National Gypsum and James Hardie. GEO competes in this segment primarily with the Hampshire Division of The Dow Chemical Company and Handy Chemicals Ltd., a subsidiary of Rutgers Organics GmbH.

Coatings. Primarily concentrated in the United States, Western Europe and Japan,
--------
the global market for paint and coating chemicals is split primarily into two applications: construction, primarily new home construction, and consumer durables, including motor vehicles, home furnishings, outdoor equipment and household appliances. Demand for paint and coating chemicals is largely a function of construction expenditures, motor vehicle production and general consumer spending.

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

     DMPA(R). GEO's DMPA(R) is used in the production of such products as wood
     -------
varnishes, leather coatings, adhesives and automotive parts. GEO believes that its DMPA(R) product, with its environmentally-friendly profile and superior performance, will benefit from the worldwide trend towards more stringent environmental standards for many paint and coating products. GEO is the only producer of DMPA(R) in the United States and supplies such major manufacturers as Avecia Corp., PPG Industries, Inc. and Reichhold Chemicals, Inc.

     TRIMET(R). GEO's TRIMET(R) product is used in the production of such
     --------
products as: automotive finishes, where it improves gloss and hardness; outdoor equipment, where ultra-violet resistance is enhanced; and decorative finishes for home furnishings, where it improves water resistance. TRIMET(R) is also used as a surface treatment in the production of can coatings and architectural paints. GEO believes that its TRIMET(R) product, with its environmentally-friendly profile and superior properties, will also benefit from the worldwide trend towards more stringent environmental standards for many paint and coating products. GEO has limited competition for its TRIMET(R) product, although substitute products are available depending on the application and customer performance requirements, and supplies such major manufacturers as McWorter Corporation, Reichhold Chemicals, Inc., Cook Composites Company and Kerr-McGee Chemical Corporation.

Oilfield. The North American oilfield chemical market uses many specialty
--------
chemicals for cementing and production. Demand for oilfield specialty chemicals is a function of exploration expenditures, oil and gas production and crude oil and gas prices. The increased exploration efforts in the Gulf of Mexico, particularly at deeper depths, and increased oil production in Canada and Mexico will drive demand in North America for oilfield specialty chemicals.

     Within the oilfield specialty chemicals market, GEO markets approximately 25 products in the following major areas: cementing and production.

     Cementing. In the cementing market, GEO's naphthalene sulfonate condensates
     ---------
are used to enhance the physical properties of cement used for well casings. GEO's naphthalene sulfonate condensates allow for improved handling of cement, resulting in reduced energy requirements for pumping at greater depths. In this market, GEO competes with the Hampshire Division of The Dow Chemical Company and several alternative specialty chemicals.

     Production. GEO also manufactures its naphthalene sulfonate condensates for
     ----------
oil production. These products are used primarily to facilitate the de-watering of crude-oil. GEO competes primarily with Witco Corporation in this market.

     Wire and Cable. GEO's organic peroxide products, primarily dialkyl
     --------------
peroxides, sold primarily under the DI-CUP(R) and VUL-CUP(R) brand names, are used to crosslink polymers in making the insulation for medium and high voltage wire and cable. These additives provide greater thermal stability at elevated temperatures during power transmission and thus enhance the life-span of the insulation on the power cable. The wire and cable end market represents approximately 50% of GEO's sales of organic peroxides. Key customers in this market are The Dow Chemical Company, General Cable and Okonite. Competition for the wire and cable market in the United States is from imported peroxides, primarily sold by NOF, a Japanese manufacturer. In Europe, the main competitors are Atofina and Akzo.

     Industrial. GEO's organic peroxides, again primarily dialkyl peroxides, are
     ----------
sold under the brand names DI-CUP(R), VUL-CUP(R) and ECHO(R) and are used mostly as crosslinking and vulcanizing agents for high performance rubber and plastic used in automotive parts, especially under the hood hoses and belts. Industrial rubber and plastic applications account for approximately 40% of GEO's sales of organic peroxides with the majority ultimately being used in automotive parts. Key customers in this market are PolyOne, Equistar, Rhein Chemie and the distributor Hardwick Standard. The major competitors in both the United States and Europe are Akzo and Atofina for industrial and plastic applications.

Electronic Chemicals

     Gallium. As a result of its 1999 acquisition of Rhodia's gallium business,
     -------
GEO is the world's leading producer of virgin gallium, which is used primarily in integrated circuits and chips for mobile telephones, wireless communications and optoelectronics (light emitting diodes).

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

Sales and Marketing

     GEO markets its products through a variety of strategies, depending upon the nature of the product being sold. Performance chemicals are generally marketed through direct, on-site visits to process industry manufacturers. These on-site visits typically include trial applications and demonstrations of the cost-effectiveness of the performance chemicals and involve follow-up on-site visits and ongoing technical assistance. In these direct, on-site marketing efforts GEO succeeds by demonstrating the superior performance of its product.

     Specialty additives are generally marketed through a cooperative effort with customers at the research and development phase of the manufacturing process. Representatives of GEO work with customers in developing a desired product by providing up-front technical assistance. This marketing method involves GEO's specialty additives being included in the customers' formulations, thereby allowing GEO to establish long-term relationships with customers in this product segment.

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

     GEO is able to market a number of its products through brand recognition and industry leadership. GEO is the largest domestic producer of calcium stearate, which it sells outside the paper industry under its trade name NOPCOTE(R), and naphthalene sulfonate condensates products, which are used as dispersants in the concrete, plaster board, oilfield and other industries and are sold by GEO under its trade name LOMAR(R). In the coatings industry GEO markets its polyols under the trade names DMPA(R) and TRIMET(R). GEO's organic peroxides are sold under the names DI-CUP(R), VUL-CUP(R) and ECHO(R). GEO is also the second largest domestic producer and technical marketer of aluminum sulfate and a leader in the market for aluminum-based flocculants and coagulants used in the treatment of water, sold by GEO under the trade name ULTRAFLOC(R).

     GEO's TRIMET(R) products are marketed through several sales representatives and one distributor that were retained as part of the TRIMET acquisition. The TRIMET sales representatives include a manager and two direct salesmen located in the United States and a direct salesman located in Europe.

     Gallium, an inorganic specialty used primarily in electronics applications, is sold based on its purity and form. GEO markets and sells gallium worldwide through a network of agents and distributors.

     GEO's global net sales for fiscal year 2001 were $185.2 million. Domestic U.S. sales of $148.7 million represented approximately 80% of total net sales and overseas sales of $36.5 million represented approximately 20% of total net sales.

Reciprocal Supply Agreements with Cognis Corporation

     In the Henkel acquisition, GEO entered into reciprocal supply agreements with Henkel (now known as Cognis Corporation). Under these agreements, Cognis supplies GEO with various raw materials, intermediates and toll products and GEO supplies Cognis with numerous products made by Cognis prior to the acquisition. The agreements require GEO and Cognis to purchase all of their requirements for the covered products from the other party. However, GEO and Cognis are not required to supply products exceeding 110% of the volume supplied under the agreements during the previous year. The prices charged by GEO, or by Cognis for toll products, may be increased quarterly, but only to the extent of changes in the price of raw materials or overhead costs. Cognis may adjust its prices on non-toll products quarterly based on market prices. Originally, the terms of the supply agreements were three or five years, depending on the product supplied. As of March 25, 2002, the terms of the supply agreements will extend on a year-to-year basis. GEO expects that sales of certain products to Cognis will cease in the fourth quarter of 2002 or the first quarter of 2003.

     The aggregate price of products purchased by GEO from Cognis under the supply agreements for the year ended December 31, 2001 was approximately $8.9 million, of which $3.5 million was for toll products and $5.4 million was for raw materials and intermediates. The aggregate price of products purchased by Cognis from GEO for the same period was approximately $11.0 million. More than 1,000 product formulations are subject to the terms of the supply agreements. The primary products supplied by GEO to Cognis include defoamers, softeners and naphthalene sulfonate condensates. The primary products supplied by Cognis to GEO include fatty acids used as raw materials and toll products such as wet strength resins and polyacrylates.

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

Intellectual Property

     GEO believes that trademarks are important competitive factors in a number of the markets in which it competes. The use of trademarks often represents quality and performance as well as industry leadership. A number of GEO's principal products are sold under registered trademarks, including liquid calcium stearate used as coatings and lubricants (except for use in the paper industry as the trademark was included in the sale of the Paper Chemicals business to Nalco pursuant to the terms of a license agreement) (NOPCOTE(R)), trimethylolethane (TRIMET(R)) and dimethylolpropionic acid (DMPA(R)) used in the coatings and resins markets, naphthalene sulfonate condensates used as dispersants in the concrete, plaster board, oilfield and other industries (LOMAR(R)), aluminum-based flocculants and coagulants used in the treatment of water (ULTRAFLOC(R)), and DI-CUP(R), VUL-CUP(R) and ECHO(R) which are trademarks for GEO's organic peroxides. GEO's trademarks should remain protected under federal law as long as they are commercially used by GEO.

     In the acquisition of Rhodia's gallium business, GEO was assigned various patents relating to the extraction and purification of gallium. These patents have expiration dates ranging between 2002 and 2010. Although GEO considers these patents to be important to its gallium business, there can be no assurance that any of these patents will provide adequate protection for the process or technology that it covers.

Employees

     As of December 31, 2001, GEO employed approximately 486 persons, the majority of whom are involved in production and operations, with the balance engaged in administration, research and development, sales, customer service and clerical work. Approximately 59 employees located at the Cedartown, Georgia facility, 52 employees at the Allentown, Pennsylvania facility, 26 employees at the Bastrop, Louisiana facility, 9 employees at the Baltimore, Maryland facility, 5 employees at the Georgetown, South Carolina facility,

2 employees at the Chattanooga, Tennessee facility and 39 employees at the Gibbstown, New Jersey facility are unionized and covered by collective bargaining agreements. These collective bargaining agreements have expiration dates ranging between March 2002 and December 2004. The unionized employees of GEO located at the Allentown, Bastrop and Baltimore facilities are represented by the International Chemical and Atomic Workers, those located at the Cedartown facility by the United Food Workers, those located at the Georgetown facility by the United Paper Workers, those located at the Chattanooga facility by the United Steel Workers and those located at the Gibbstown facility by the Independent Union of Delaware Valley Chemical Workers. In Europe, GEO has approximately 18 employees at its Salindres, France plant and 12 employees at its Stade, Germany plant. Most of the employees at these European sites are part of national labor unions. GEO believes that its relationship with its employees is good. GEO has experienced no work stoppages at any of its facilities since its inception in 1993.

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

     The cost of closing these impounds varies by facility, depending on state requirements, the size and age of the facilities, the extent of the contamination, and whether impounded water must be transported off-site. Estimates for the closure of an impound range from $200,000 to $700,000. Monitoring and reporting typically would be required for twenty to fifty years following closure, and the associated costs range from $10,000 to $25,000 annually per facility. As of March 22, 2002, GEO had completed the closure of one such impound, at a cost of $674,000.

     On February 10, 1998, GEO's Bastrop, Louisiana facility received a compliance order from the Louisiana Department of Environmental Quality regarding the design and capacity of its five acre impound. The state agency directed the facility to improve the structure of the impound to enable the impound to withstand significant rainfalls without breaching or spilling over the dikes. The facility was not fined in connection with this order. On March 10, 1999, the state agency issued a compliance order and notice of potential penalty for alleged violations of the facility's water pollution permit in response to events occurring in December 1998 and January 1999. The state agency alleged the unauthorized discharge of wastewater from the impound and storm water contamination. On April 1, 1999, the state agency issued a compliance order arising out of the same events that occurred in December 1998 and January 1999 relating to alleged solid waste violations. Both of theses orders were consolidated into one action and all issues raised by the state agency have been addressed, there were no fines or penalties assessed in connection with either order and GEO has received a "no further action" letter from the state agency for both orders.

     Former Cognis Facilities. GEO's Harrison, New Jersey facility is subject to
     ------------------------
a 1994 declaration of environmental restrictions. This deed restriction relates to a portion of the facility that has been capped due to contamination from prior operations. As of March 22, 2002, GEO had not incurred any material costs in connection with this matter.

     Former operators of GEO's Cedartown, Georgia facility buried at the facility approximately 1,500 gallons of tall oil and 700 drums of obsolete products and raw materials. As a result, in 1990 a portion of the Cedartown facility was listed as a "Superfund" site on the National Priorities List pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Cognis and the U.S. Environmental Protection Agency entered an administrative order on consent related to the Superfund site. On behalf of Cognis, GEO conducts all groundwater and surface water monitoring and complies with the reporting obligations under the administrative order. Under the asset purchase agreement between the parties, Cognis is responsible for paying, and must indemnify GEO for, all such compliance costs. Pursuant to its indemnification obligation, Cognis had either paid or reimbursed GEO for all expenses arising from the Cedartown's status as a Superfund site as of March 22, 2002.

     GEO's Cedartown, Georgia facility is also subject to a 1993 corrective action consent order between Cognis and the Georgia Department of Natural Resources. The consent order relates to the remediation of surface and groundwater contamination from prior operations at the facility. The facility is listed in the State of Georgia Master Sites List for Hazardous Waste Sites. On behalf of Cognis, GEO conducts the groundwater and surface water remediation and also complies with the monitoring and reporting requirements under the consent order. Under the asset purchase agreement between the parties, Cognis is responsible for paying, and must indemnify GEO for, these compliance costs. Pursuant to its indemnification obligation, Cognis had either paid or reimbursed GEO for all such compliance costs as of March 22, 2002.

     Little Rock Mining Facility. Upon completion of mining activities at GEO's
     ---------------------------
Little Rock, Arkansas facility, two impounded pits must be reclaimed. GEO will comply with all reclamation requirements, but does not anticipate that it will incur material costs in connection with these requirements.

     TRIMET Properties. In the acquisition of TRIMET, GEO acquired approximately
     -----------------
95 acres of an approximately 385 acre site. Mallinckrodt Inc. continues to own the larger site, of which GEO leases a very small portion, consisting of a warehouse and wastewater treatment system. There is groundwater and soil contamination on the larger site from former explosive manufacturing operations. The larger site has at times been the subject of federal and state investigations. The site that GEO owns is subject to extensive air, water, solid waste and hazardous substance regulations. Prior to the acquisition, Mallinckrodt installed modern pollution control equipment throughout the smaller site to comply with these requirements. Mallinckrodt will indemnify GEO for all pre-closing environmental liabilities associated with the larger site. Mallinckrodt will also indemnify GEO for the following amounts of any pre-closing liabilities associated with the smaller site: during the first year after the closing date, 80% of all liabilities in excess of $3.0 million; during the second year after the closing date, 60% of all liabilities in excess of $2.4 million; during the third year after the closing date, 40% of all liabilities in excess of $1.8 million; during the fourth year after the closing date, 20% of all liabilities in excess of $1.2 million; and during the fifth year after the closing date, 10% of all liabilities in excess of $600,000.

     Pursuant to its indemnification obligation, Mallinckrodt has reimbursed GEO for approximately $60,000 of monitoring costs incurred by GEO as of March 22, 2002 at the larger site. With respect to the smaller site, as of March 22, 2002 GEO has incurred less than $50,000 in environmental expenses. Because of the applicable deductible, Mallinckrodt was not required to reimburse GEO for any of these expenses incurred at the smaller site.

     Hercules Properties. In the acquisition of the Peroxy Chemicals business
     -------------------
from Hercules, Incorporated, GEO acquired ownership of certain real property located in Gibbstown, NJ and entered into a lease agreement relating to certain real property located in Franklin, Virginia. Both sites are subject to extensive federal and state environmental regulation. In connection with the acquisition, Hercules made broad environmental representations and warranties in favor of GEO and agreed to indemnify GEO for any breach or incorrectness of such representations and warranties, subject to agreed upon limitations contained in the definitive acquisition agreement. In addition, environmental testing was undertaken at the Gibbstown and Franklin facilities prior to the acquisition, and Hercules agreed to retain responsibility for all remedial actions and other response actions required to satisfy legal obligations relating to the matters identified by the pre-closing environmental testing, in each case without a deductible or a cap on liability for such actions.

     Environmental Reserves. At December 31, 2001, GEO had reserves of
     ----------------------
$1,864,047 for environmental liabilities.

ITEM 2. PROPERTIES

     GEO's manufacturing operations are conducted at the facilities described below.

                                                                           Approximate
                                                                             Capacity
            Location                   Products Manufactured                Tons/Year      Owned/Leased
            --------                   ---------------------               -----------     ------------
Allentown, Pennsylvania        DMPA(R), TRIMET(R), formaldehyde and           79,140         Owned (1)
                               calcium formate
Baltimore, Maryland            Aluminum chlorhydrate, aluminum                28,000         Owned
                               chloride solutions and polyaluminum
                               chloride
Bastrop, Louisiana             Aluminum sulfate - liquid, dry and             70,500         Owned
                               anhydrous, rubidium salts, aluminum
                               chloride, aluminum chlorohydrate and
                               polyaluminum chloride
Cedartown, Georgia             Over 200 formulated products                   66,500         Owned
Chattanooga, Tennessee         Aluminum sulfate                               25,000         Owned
Coosa Pines, Alabama           Aluminum sulfate                               40,000         Owned (2)
Counce, Tennessee              Aluminum sulfate blended products              20,000         Owned
Demopolis, Alabama             Aluminum sulfate                               22,000         Owned
DeRidder, Louisiana            Aluminum sulfate                               45,000         Owned (3)
Franklin, Virginia             Bis-peroxide                                    2,500         Leased(4)
Gibbstown, New Jersey          Dicumyl peroxide and hydroperoxides            10,000         Owned
Georgetown, South Carolina     Aluminum sulfate                               42,000         Owned
Harrison, New Jersey           Calcium stearate and defoamers                 18,000         Owned
Little Rock, Arkansas          Calcined bauxite and kaolin                   100,000         Owned (5)
Monticello, Mississippi        Aluminum sulfate                               25,000         Owned
Naheola, Alabama               Aluminum sulfate                               25,000         Owned (3)
Plymouth, North Carolina       Aluminum sulfate                               30,000         Owned
Salindres, France              Gallium purification, gallium oxide                60         Owned
Stade, Germany                 Gallium extraction                                 35         Owned (6)

-------------

(1) Although GEO owns the 95.56 acres on which the Allentown facility is located, it leases a warehouse and a sludge processing facility on an adjacent parcel (apart from the real property on which it is located).
(2) The Coosa Pines facility is held 4.9 acres in fee and 15.8 acres in leasehold.
(3)  The DeRidder and Naheola facilities are located on leased land.
(4)  The Franklin facility is located on leased real property.
(5) The Little Rock facility is held 512 acres in fee and 29.9 acres under land contract.
(6)  The Stade, Germany facility is located on leased real property.

     GEO's executive offices are located in Cleveland, Ohio. GEO maintains sales offices in Little Rock, Arkansas; Baltimore, Maryland; Gibbstown, New Jersey; and Horsham, Pennsylvania. GEO also has financial and treasury staff located in Lafayette, Indiana, administrative and technical support facilities located in Horsham, Pennsylvania and Wilmington, Delaware, and sales and administrative offices in Paris, France and Cheltenham and London, England. GEO believes that its facilities are in good operating condition and adequate to meet anticipated requirements in the near future.

ITEM 3. LEGAL PROCEEDINGS

     As of December 31, 2001, the Company is in dispute with one of its gallium suppliers. The dispute surrounds a 2,700 - kilogram shipment of gallium to be received by the Company in September 2001. The contractual purchase price of this order is $1,250 per kilogram. During the second half of 2001, there was a sharp decline in the demand for gallium which drove the market price down. Since the current market price of gallium is significantly less than the contractual price. The Company is claiming economic hardship under the terms of the contract. The Company is attempting to renegotiate its terms with this supplier before they will take possession of the shipment.

     In the ordinary course of business, GEO is periodically named as a defendant in a variety of lawsuits. GEO believes that its pending cases will not have a material adverse effect on its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders in the fourth quarter of 2001.

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

     As of March 22, 2002 there were eight holders of GEO's class A voting common stock and no holders of its class B nonvoting common stock.

ITEM 6. SELECTED FINANCIAL DATA

     The table shown on the next page includes the following summary financial data of GEO:

     . historical operating and other data of GEO's predecessor for the period from January 1, 1997 through March 24, 1997 and of GEO for the period from March 25, 1997 through December 31, 1997;

     . historical operating and other data of GEO for the years ended December 31, 1998, 1999, 2000 and 2001; and

     .    balance sheet data as of December 31, 1997, 1998, 1999, 2000 and 2001.

     GEO is referred to as the "predecessor" for the period from January 1, 1997 through March 24, 1997. GEO is referred to as the "successor" for the period from March 25, 1997 through December 31, 2001. This reflects the purchase of a 79% interest in GEO by Charter Oak Partners on March 25, 1997, which was accounted for as a purchase of GEO to the extent of the ownership change.

     The period-to-period comparability of the summary financial data shown below is materially affected by the four acquisitions and one disposition that GEO has completed from 1997 through 2001. See "Introduction to GEO's Business."

     The summary financial data shown below for the years ended December 31, 1999, 2000 and 2001 and as of December 31, 2000 and 2001 has been derived from the financial statements of GEO which are included in Exhibit 99.1 to this Annual Report. The summary financial data for the years ended December 31, 1997 and 1998 and as of December 31, 1997, 1998 and 1999 has been derived from the financial statements of GEO and its predecessor which are not included in this Annual Report.

     You should read the summary financial data presented below along with the financial statements of GEO and its predecessor and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                       Selected Historical Financial Data
                             (dollars in thousands)

                                                 Predecessor                              Successor
                                                   Jan. 1      March 25
                                                  Through       through
                                                   March        Dec. 31,                        Years Ended Dec. 31,
                                                    1997         1997        1998         1999         2000         2001
                                                 -----------   ---------   ---------    ---------    ---------    ---------
Operating Data:
Net sales ....................................    $ 9,109      $ 91,727    $ 126,560    $ 147,080    $ 188,216    $ 185,152
Cost of sales ................................      8,542        72,626      101,638      112,669      138,952      142,968
                                                  -------      --------    ---------    ---------    ---------    ---------

Gross profit .................................        567        19,101       24,922       34,411       49,264       42,184
Selling, general and administrative expenses..        808        11,078       14,092       18,906       24,542       23,539
                                                  -------      --------    ---------    ---------    ---------    ---------
Income (loss) from operations ................       (241)        8,023       10,830       15,505       24,722       18,645
Other income (expense):
Net interest expense .........................       (420)       (5,004)      (9,097)     (13,376)     (14,806)     (17,501)

Other income (expense) ........................       (15)          (26)        (118)         (27)      (1,348)         301
                                                  -------      --------    ---------    ---------    ---------    ---------

                                                     (435)       (5,030)      (9,215)     (13,403)     (16,154)     (17,200)
Income (loss) before taxes and
   extraordinary loss ........................       (676)        2,993        1,615        2,102        8,568        1,445
Provision for income taxes ...................         --           999          667        1,023        3,484         (280)
                                                  -------      --------    ---------    ---------    ---------    ---------
Income (loss) before extraordinary loss ......       (676)        1,994          948        1,079        5,084        1,725
Extraordinary loss on early extinguishment
   of debt, net ..............................         --          (505)      (1,496)          --           --           --
                                                  -------      --------    ---------    ---------    ---------    ---------

Net income (loss) ............................    $  (676)     $  1,489    $    (548)   $   1,079    $   5,084    $   1,725
                                                  =======      ========    =========    =========    =========    =========

Other Financial Data:
EBITDA(1) ....................................    $   107      $ 11,783    $  18,077    $  26,156    $  38,793    $  37,422

Capital expenditures .........................        127         3,177        6,755        6,223        9,443        7,708
Net cash from operating activities ...........     (1,515)        5,629        9,606       11,608       25,751       15,769

Net cash from investing activities ...........       (127)      (57,387)     (67,861)     (29,448)      (9,443)     (94,286)

Net cash from financing activities ...........      1,642        52,454       59,204       21,683      (13,000)      90,369
Depreciation, depletion and amortization .....        363         4,334        7,905       11,315       14,781       19,859

Ratio of earnings to fixed charges(2) ........         --          1.6x         1.2x         1.2x         1.6x         1.1x

                                                              Successor
                                           -------------------------------------------------
                                                             As of Dec. 31,
                                           -------------------------------------------------
                                            1997     1998       1999       2000       2001
                                           ------   -------    -------   --------   --------
Balance Sheet Data:
Cash and cash equivalents .............    $  696   $ 1,645    $ 4,696   $  7,930   $ 19,782
Total assets ..........................    98,312   164,525    198,166    190,034    286,503
Total debt, excluding current portion..    58,814   120,000    143,000    130,000    223,950
Shareholders' equity ..................    16,390    21,842     22,305     26,186     28,857

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

Components of GEO's EBITDA are as follows:

                                               Predecessor                       Successor
                                                                March 25,
                                               Jan. 1, 1997       1997                      Years Ended
                                                 through        through                       Dec. 31,
                                                 March 24,      Dec. 31,
                                                   1997           1997        1998       1999         2000         2001
                                               ------------    ----------   --------    -------    -----------   --------
Net income (loss) ..........................     $  (676)       $  1,489    $   (548)   $ 1,079      $ 5,084     $  1,725

Net interest expense .......................         420           5,004       9,097     13,376       14,806       17,501

Taxes ......................................          --             999         667      1,023        3,484         (280)
Depreciation, depletion and
   amortization expense ....................         363           3,786       7,247     10,651       14,071       18,777
Other non-recurring items
Extraordinary losses due to write
   off of financing fees ...................          --             505       1,496         --           --           --
Gain on sale of paper chemicals business....          --              --          --         --           --       (2,200)
Casualty loss ..............................          --              --          --         --           --          140
Gain in fair value of derivative contract...          --              --          --         --           --         (304)
Professional fees incurred for
   failed or aborted acquisitions ..........          --              --         118         27          244          512
Exchange losses ............................          --              --                     --        1,104        1,551
                                                 -------        --------    --------    -------      -------     --------
EBITDA .....................................     $   107        $ 11,783    $ 18,077    $26,156      $38,793     $ 37,422
                                                 =======        ========    ========    =======      =======     ========

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales and Cost of Sales

     GEO's fiscal 2001 net sales were generated by a mix of sales to various industries, including:

     .    construction-related applications (12%);

     .    water treatment (22%);

     .    wire and cable (6%);

     .    oil and gas production (4%);

     .    industrial rubber and plastics (5%)

     .    coatings (11%);

     .    electronics (15%); and

     . miscellaneous (25%), which includes sales pursuant to GEO's reciprocal supply agreement with Cognis (6%) and sales of paper chemical products to Nalco pursuant to the Nalco supply agreement
          (4%).

     GEO's cost of sales is primarily comprised of:

     .    the cost of raw materials (55%);

     .    freight (8%);

     .    depreciation (8%); and

     . normal operating expenses (29%), which include personnel costs, ongoing maintenance materials and services, utilities, operating supplies, property and casualty insurance, property taxes and leasing expenses.

     The raw materials required to produce GEO's products are generally available from several suppliers and are typically purchased under agreements negotiated annually with two or more vendors per raw material. The raw materials which comprise a majority of these purchases include sulfuric acid, naphthalene, formaldehyde, paraffin oils, glycols, aluminum/aluminas, fatty acids, methanol, cumene and propionic acid. Additionally, GEO has an agreement with Cognis to purchase various products purchased by the acquired business from Cognis plants which were excluded from the acquisition. Purchases under the supply agreement, depending upon the particular product, are made at market prices or at prices tied to standard costs as of December 1996. Purchases under this agreement were less than 10% of GEO's total raw material costs in fiscal 2001.

     GEO's selling, general and administrative expenses include all operating costs unrelated to plant operations. Approximately 31% of these expenses reflect non-cash amortization and depreciation expenses. Also part of these expenses are the compensation and business costs of the sales, marketing, technical support, customer service, research and development and management of the various business groups. Finally, these expenses also include typical corporate expenses such as office rent, general management, finance and accounting, information systems, human resources, legal, purchasing, certain types of corporate liability insurance and amortization of deferred charges.

Results of Operations

     The following table shows certain income statement data for GEO expressed in millions of dollars and as a percentage of net sales for the fiscal years 1999, 2000 and 2001.

                                    1999             2000             2001
                               --------------   --------------   --------------
                                 $        %       $        %       $        %
                               ------   -----   ------   -----   ------   -----

Net sales..................    $147.1   100.0%  $188.2   100.0%  $185.2   100.0%
Cost of sales..............     112.7    76.6    138.9    73.8    143.0    77.2
Gross profit...............      34.4    23.4     49.3    26.2     42.2    22.8
SG&A expenses..............      18.9    12.9     24.5    13.0     23.5    12.7
EBITDA.....................      26.1    17.7     38.8    20.6     37.4    20.2

Fiscal 2001 Compared to Fiscal 2000

     Net Sales. Net sales for fiscal 2001 were $185.2 million, representing a decrease of $3.0 million or 1.6% compared to fiscal 2000 net sales of $188.2 million. Organic peroxide products, the business acquired from Hercules, Incorporated in May, 2001, generated a $20.8 million increase in sales. Also, sales of additives to the construction industry increased by $3.0 million due mostly to greater sales volumes and the introduction of new products. These increases in net sales were more than offset by the divestment of the paper chemicals business ($9.2 million) and lower sales of gallium ($10.2 million) and coating additives ($7.1 million). The decrease in gallium sales, 26.9%, reflects a sharp drop in demand during the second half of 2001 after very strong demand and higher prices during the first half of the year. The decrease in coating additives, 21.2%, was due primarily to the weakness in the coatings industry, especially in Europe.

     Cost of Sales. Cost of sales in fiscal 2001 was $143.0 million, an increase of $4.1 million or 3.0% compared to the cost of sales in fiscal 2000 which was $138.9 million. The increase in cost of sales was attributable to the recently acquired organic peroxide business, $13.5 million, and the increase in sales of construction additives, approximately $3.0 million. These increases in cost of goods sold were partially offset by a decline in gallium sales volume, which resulted in a $9.9 million reduction in cost of sales, and lower sales volumes of coating additives and paper chemicals to ONDEO Nalco under the post-divestment supply agreements. Overall, excluding the organic peroxide and paper chemicals transactions, variable costs as a percent of net sales declined slightly from 49.2% to 48.5% due mostly to a reduction in freight costs.

     Gross Profit. Gross profit for fiscal 2001 was $42.2 million, representing a $7.1 million or a 14.4% decrease compared to fiscal 2000 gross profit of $49.3 million. The organic peroxide activities generated $7.4 million of gross profit which was partially offset by the impact of the divestment of the paper chemicals business of $4.5 million. Excluding the effect of these two transactions, gross profit decreased by $10.0 million. The decline in net sales, especially of coating additives, generated a $7.3 million decline in gross profit. The remaining decrease in gross profit was due largely to $1.6 million of less favorable plant overhead absorption and a special depreciation charge of $1.1 million.

     Selling, General and Administrative Expenses. S,G&A expenses in fiscal 2001 were $23.5 million, a decrease of $1.0 million or 4.1% compared to fiscal 2000. The organic peroxide business added $3.4 million of S,G&A expenses, $1.7 million of direct costs and $2.7 million of amortization charges related mostly to goodwill. The divestment of the paper chemicals business resulted in a $4.6 million reduction in S,G&A expenses. The remaining increase of $0.2 million was due to additional staffing in the aluminum products or water treating unit.

     EBITDA. EBITDA for fiscal 2001 was $37.4 million, representing a $1.4 million or 3.6% decrease compared to the EBITDA for fiscal 2000 of $38.8 million. The acquisition of the organic peroxides business generated $6.6 million of EBITDA and the divestment of the paper chemicals business had a negligible impact on EBITDA. Excluding the two transactions, most of the deterioration in EBITDA was due to lower sales of coating additives, gallium and water treating products, less favorable plant overhead absorption at two major plants and an increase in overall cost structure in the water treating business.

     Net Interest Expense. Net interest expense for fiscal 2001 was $17.5 million, a $2.7 million or an 18.2% increase compared to fiscal 2000 net interest expense of $14.8 million. Most of the increase, $2.3 million, was attributable to the additional debt incurred to acquire the organic peroxides business from Hercules, Incorporated at the end of May, 2001. The net debt balance at the end of fiscal 2001 was $205.2 million compared to a net debt balance of $122.1 million at the end of fiscal 2000.

     Other (Income) Expense. Other income for fiscal 2001 was $0.3 million, representing a $1.6 million increase compared to fiscal 2000 when net other expenses were $1.3 million. A major part of the increase was attributable to the $2.2 million gain on the sale of the paper chemicals business to ONDEO Nalco. The remaining difference was attributable to lower foreign exchange losses.

     Net Income. Net income for fiscal 2001 was $1.7 million, a $3.4 million decrease compared to fiscal 2000. The decline was attributable to the $1.4 million decrease in EBITDA, a $5.1 million increase in depreciation and amortization, and a $2.7 million increase in cash interest expense. Offsetting these decreases to net income were the $2.1 million increase in other income and a reduction of the income tax provision of $3.0 million compared to fiscal 2000.

Fiscal 2000 Compared to Fiscal 1999

     Net Sales. Net sales for fiscal 2000 were $188.2 million, representing a $41.1 million or 27.9%
increase compared to fiscal 1999 net sales of $147.1 million. Strong demand for gallium and the full year effect of owning the gallium business, acquired from Rhodia Chimie S.A. in September of 1999, contributed $32.2 million of the increase. Most of the remainder of the increase, $8.9 million, was attributable to increased sales of aluminum based water treating chemicals, $6.3 million, and polyols sold to the coatings industry, especially in Europe where polyol sales grew by $2.6 million due to increased sales volumes. Additional sales growth, driven by volume increases, was experienced in surfactant sales to the oil field and construction markets. These increases were largely offset by a decline of $2.4 million in performance additives sold to the paper industry.

     Cost of Sales. Cost of sales was $138.9 million in fiscal 2000, representing a $26.2 million or a 23.2% increase compared to fiscal 1999. Excluding the effect of the gallium business, cost of sales increased by $10.8 million driven primarily by higher variable costs, i.e. raw materials and freight. The increase in variable costs impacted almost all finished products except gallium as raw material costs as a percent of net sales increased from 43.6% to 46.1% while freight costs increased from 6.9% to 7.8%. Combined, these costs resulted in higher incremental costs of $5.1 million and reflect higher unit costs, fuel surcharges and product mix changes. Additionally, there was an increase in variable costs of $4.5 million related primarily to sales volume increases. The remainder of the increase in cost of sales was in plant overhead costs which increased by 5% or $1.0 million compared to 1999 due to a significant increase in plant utility expenses in addition to normal annual escalation.

     Gross Profit. Gross profit for fiscal 2000 was $49.3 million, representing a $14.9 million or 43.3% increase compared to fiscal 1999. The increase was entirely related to the gallium business acquired in September of 1999.

     Selling, General and Administrative Expenses. S,G&A expenses in fiscal 2000 were $24.5 million, representing a $5.6 million or 29.6% increase compared to fiscal 1999. The full year impact, including goodwill amortization, depreciation, and additional staffing, related to the gallium business accounted for $3.1 million of the increase. Excluding gallium, $2.2 million additional S,G&A expenses were incurred, primarily at the corporate level, to support operations. The remaining $0.3 million increase was attributable additional amortization of goodwill and intangible assets.

     EBITDA. EBITDA for fiscal 2000 was $38.8 million, representing a $12.7 million or 48.7% increase compared to fiscal 1999. The entire increase was attributable to the gallium business as lower sales to the paper industry, higher variable costs (i.e. raw material and freight costs), and higher S,G&A expenses, especially at the corporate level, caused a 14.7% decrease in EBITDA for the rest of the company.

Liquidity and Capital Resources

     GEO's primary cash needs are working capital, capital expenditures and debt service. GEO has financed, and intends to continue to finance, these needs from internally generated cash flow, in addition to periodic draws on its senior credit facility. Net cash from operations for the year ended December 31, 2001 was $15.8 million, for the year ended December 31, 2000 was $25.8 million and for the year ended December 31, 1999 was $11.6 million.

     Net cash used in investing activities for the year ended December 31, 2001 was $94.3 million, for the year ended December 31, 2000 was $9.4 million and for the year ended December 31, 1999 was $29.4 million. Capital expenditures for the same periods were $7.7 million, $9.4 million and $6.2 million, respectively. GEO currently has no material commitments for capital expenditures.

     GEO completed the acquisition of Hercules, Incorporated's organic peroxides business in 2001 for a purchase price of approximately $92.2 million and the acquisition of Rhodia's gallium business in 1999 for a purchase price of approximately $23.3 million.

     GEO's acquisition of Hercules, Incorporated's organic peroxides business was financed by amending GEO's senior credit agreement to incur additional debt, a senior secured term loan totaling $105.0 million. Also, as part of the amendment, the revolving loan facility was reduced from $45.0 million to $40.0 million. As of December 31, 2001, GEO did not have any borrowings outstanding under the revolving credit faciltity.

     The acquisition of Rhodia's gallium business was financed through a combination of draws on GEO's senior revolving credit facility and internal cash flow. The TRIMET acquisition made in 1998 was financed through a combination of equity contributions, issuance of 10 1/8% senior subordinated notes due 2008 and bank borrowings.

     GEO's senior credit facility was amended in May, 2001 to include a senior secured loan of $105.0 million and a revolving credit line of $40.0 million. The revolving loan facility expires June 30, 2005 and the term loan expires December 31, 2007. The revolving loan facility has no interim principal repayments requirements. The term loan facility has principal payment requirements of $1.1 million on June 30, 2002 and June 30, 2003. Beginning June 30, 2004, the term loan principal payment requirements increase to $5.0 million every six months until December 31, 2007 when the entire outstanding balance will be due. As of December 31, 2001, GEO had $40.0 million available for borrowing under the revolving credit facility. Borrowings under the revolving credit facility bear interest, at GEO's option, at:

     . 2.25% above the higher of the Federal Funds Effective Rate plus 0.5% or the prime lending rate of Bankers Trust Company; or

     .    an adjusted Eurodollar Rate plus 3.25%.

The term loan under the senior credit agreement bears interest, at GEO's option, at:

     . 2.75% above the higher of the Federal Funds Effective Rate plus 0.5% or the prime lending rate of Banker's Trust Company; or

     .    an adjusted Eurodollar Rate plus 3.75%.

The base rate margin and the Eurodollar Rate margin for both the revolving credit facility and the term loan can vary from fiscal quarter to fiscal quarter depending on GEO's net leverage ratio, i.e.

net indebtedness divided by the EBITDA for the previous four quarters.

     As of December 31, 2001, GEO's interest rate under the senior credit facility for the term loan was 5.65%. The senior credit facility contains customary covenants which include the maintenance of certain financial ratios.

     Net interest expense for the year ended December 31, 2001 was $17.5 million, which includes $1.1 million of amortization of deferred financing expenses. For the year ended December 31, 2000, net interest expense was $14.8 million. For the year ended December 31, 1999, net interest expense was $13.4 million. The accrued interest for the notes was $5.0 million and $5.1 million at December 31, 2001 and December 31, 2000, respectively.

     Cash paid for interest for the year ended December 31, 2001 was $16.8 million, for the year ended December 31, 2000 was $14.3 million and for the year ended December 31, 1999 was $12.8 million.

     GEO's cash paid for income taxes for the year ended December 31, 2001 was $3.3 million and for the year ended December 31, 2000 was $0.6 million. GEO received a cash refund for taxes for the year ended December 31, 1999 in the amount of $0.3 million.

     GEO believes that cash generated from operations, together with amounts available under its senior credit facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

     GEO has the following contractual and commercial commitments obligations as of December 31, 2001 that can impact its liquidity:

  Contractual
Obligations(in                 Principal Payments Due by Period
  thousands)
--------------------------------------------------------------------------------
                                  Less Than 1                             After
                         Total       Year        1-3 Years   4-5 Years   5 Years
--------------------------------------------------------------------------------
Long-Term Debt          $220,389      1,050       11,050      20,000     188,289
Line of Credit                --         --           --          --          --
Operating Leases           1,386        857          465          64          --
--------------------------------------------------------------------------------
Total Contractual
Cash Obligations        $221,775      1,907       11,515      20,064     188,289
--------------------------------------------------------------------------------

Other Commercial
Commitments (in            Amount of Commitment Expiration Per Period
thousands)
--------------------------------------------------------------------------------
                         Total
                        Amounts    Less Than 1                           Over 5
                       Committed      Year       1-3 Years   4-5 Years    Years
--------------------------------------------------------------------------------
Lines of Credit         $40,000          --           --      40,000        --
Standby Letters of
Credit                       --          --           --          --        --
--------------------------------------------------------------------------------
Total Commercial
Commitments             $40,000          --           --      40,000        --
--------------------------------------------------------------------------------

     The overall effects of inflation on GEO's business during the periods discussed have not been significant. GEO monitors the prices it charges for its products on an ongoing basis and believes that it will be able to adjust those prices to take into account any future changes in the rate of inflation, although no assurance can be given in this regard.

Limits Imposed on GEO's Acquisition Strategy by the Indenture and Senior Credit Facility

     GEO's senior credit facility and the indenture that governs its senior subordinated notes limit GEO's ability to make acquisitions and to incur indebtedness in connection with acquisitions. The senior credit facility provides that GEO may not make acquisitions in excess of $10.0 million in value during the term of the credit agreement. The senior credit facility allows GEO to incur only permitted indebtedness, which includes its senior subordinated notes, up to $5.0 million pursuant to GEO's obligations under its shareholders agreement, and up to $10.0 million of additional general indebtedness. The indenture limits the amount of acquisition debt that GEO may incur to: $25.0 million under its senior credit facility; amounts that would allow it to maintain a fixed charge coverage ratio greater than 2.0 to 1.0; and other debt not to exceed $10.0 million at any time outstanding. The senior credit facility and indenture also restrict GEO's ability to: acquire businesses different than GEO's existing business; merge or consolidate with other entities; enter into transactions with its affiliates; create or incur liens on its assets; and make investments.

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

Limits Imposed on GEO by Interest Coverage and Maximum Leverage Requirements in its Senior Credit Facility

     GEO's senior credit facility requires it to maintain a minimum interest coverage ratio and a maximum leverage ratio. The interest coverage ratio is the ratio, for the most recent quarterly period, of GEO's earnings before interest expense, taxes, depreciation and amortization to GEO's total interest expense minus total interest income for the same period. The interest coverage ratio that GEO is required to maintain is currently 2.00 to 1.00 and will increase periodically until March 31, 2007 when it will remain fixed at 3.75 to 1.00. The leverage ratio is the ratio, for the most recent quarterly period, of GEO's total indebtedness less cash-on-hand to GEO's earnings before interest expense, taxes, depreciation and amortization for the most recent four quarters. The leverage ratio that GEO may not exceed is currently 4.90 to 1.00 and will be lowered periodically until March 31, 2005 when it will remain fixed at 3.50 to 1.00.

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

Market Risk Exposure

     GEO is subject to commodity price risk relative to the purchase of commodity chemicals as raw materials in its manufacturing processes. These raw materials are generally available from several suppliers and are purchased under agreements negotiated annually with two or more vendors per raw material.
In certain instances, GEO mitigates its risk by entering into agreements with certain customers that gives GEO the ability to pass along future price increases. GEO attempts to manage its commodity price risk through these customer agreements although no assurance can be given in this regard.

Foreign Operations

     GEO's foreign operations are subject to the usual risks that may affect such operations. These include, among other things, exchange controls and currency restrictions, currency fluctuations, changes in local economic conditions, unsettled political conditions, and foreign government-sponsored boycotts of GEO's products or services for noncommercial reasons. Most of the identifiable assets associated with foreign operations are located in countries where GEO believes such risks to be minimal. In addition, GEO does not consider the market risk exposure relating to currency exchange to be material. For certain financial information regarding GEO's international operations, see Note 17 of GEO's financial statements (included in Exhibit 99.1 to this Annual Report) which is hereby incorporated by reference.

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

     .    GEO's inability to effect additional acquisitions;

     . A decrease in the rate of growth of GEO's gallium or other product sales;

     . GEO's inability to effectively integrate, or maintain or grow the sales of, acquired businesses, or its incurrence of greater than expected expenses in connection with operating acquired businesses;

     . GEO's inability to repay or refinance its indebtedness at such time as the principal amounts thereof become payable or are accelerated; and

     . changes in environmental or other governmental regulations or enforcement.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a result of GEO's global operating activities, GEO is exposed to market risks from changes interest rates and in foreign currency exchange rates which may adversely affect GEO's operating results and financial position. GEO's goal is to minimize its risks from interest and foreign currency exchange rate fluctuations through its normal operating activities and financing activities and, when deemed appropriate, through the use of derivative financial instruments. GEO does not use derivative financial instruments for trading or other speculative purposes and does not use leveraged derivative financial instruments.

     GEO's exposure to market risk for changes in foreign currency exchange rates arises from financing activities between subsidiaries and firm commitments arising from international transactions. GEO attempts to have such transaction exposure hedged with internal natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency option agreements with third parties. During 2001, GEO entered into option contracts that collar the Australian dollar between .47 and .53 in relation to the U.S. dollar, in anticipation of capital project expenditures in Pinjarra, Australia. GEO entered into these contracts at no cost. These contracts mature through December 31, 2002. At December 31, 2001, GEO's options had a carrying value and a fair value of $63,000 due to the strengthening of the Australian dollar from the transaction date to the end of the year.

     GEO's exposure to market risk from changes in interest rates relates primarily to GEO's debt obligations. GEO has both fixed and variable debt obligations and uses interest rate swaps to manage the exposure to interest rate movements and reduce borrowing costs. On November 15, 2001, GEO entered into two interest rate derivative contracts with Citibank N.A. The purpose of the contracts is to hedge GEO's interest expense by availing itself to the prevailing interest rate conditions reflected by a steep yield curve and GEO's tax situation. Both derivative contracts were for a notional amount of $90.0 million.

     Under one contract, the "floating to fixed" contract, GEO agreed to pay Citibank the equivalent of 3.67% annually through August 1, 2004 with payments being made on each February 1 and August 1 during the contract period. Citibank agreed to pay GEO the six-month LIBOR rate, reset on the first day of each semi-annual payment date during the contract period. This contract corresponds to the floating rate debt under GEO's Senior Credit Facility.

     Under the other contract, the "fixed to floating" contract, GEO agreed to pay Citibank the equivalent of the six month LIBOR rate as of the last business day prior to the payment date plus 5.05%. Citibank agreed to pay GEO during the same period 10.125%. The payment dates are February 1 and August 1 of each year until August 1, 2008. As part of this transaction, GEO sold to Citibank the right to cancel the contract on any payment date commencing with August 1, 2004. This contract corresponds to the Senior Subordinated Notes which have a fixed interest rate of 10.125%. Due to the timing of the cancellation provision of the swap contract, the contract is not considered to be 100% effective.

     During the period November 15, 2001 through December 31, 2001, GEO accrued $0.2 million of interest expense savings related to the two swap contracts. The $0.2 million was reflected in GEO's financial statements as a reduction in net interest expense on the income statement and a reduction in accrued interest expense on the balance sheet.

     GEO has accounted for these interest rate derivative contracts pursuant to FAS 133. The "floating to fixed" contract has been treated as a cash flow hedge with 100% effectiveness. As of December 31, 2001, the fair value of the hedge was, net of tax, $0.6 million. This amount was recorded in other comprehensive income and was offset by a reduction in the other long term liabilities on GEO's balance sheet.

     The "fixed to floating" contract has been treated as a fair value hedge. As of December 31, 2001, the fair market value of the hedge was $4.3 million at which time, based on the change in the fair value of the risk being hedged, this hedge was considered to be 93.4% effective. The accounting treatment for recording the fair value hedge was as follows: 1) the ineffective portion of the hedge was recorded as a net $0.3 million increase in other income on GEO's income statement, 2) the change in the fair value of the risk being hedged was reflected as a $4.6 million reduction in the value of the Senior Subordinated Notes and 3) the other long term liabilities were increased by $4.3 million, the fair market value of the fair value hedge derivative.

     The fair value of GEO's fixed rate long-term notes is sensitive to changes in interest rates. The fair value of the Company's senior subordinated notes, as of December 31, 2001 and 2000, based on quoted market values was $104,400 and $102,000, respectively. Interest rate changes would result in gains/losses in the fair value of the notes due to differences between the market interest rates and rates at the date of the issuance of the notes. Based on a hypothetical immediate 100 basis point increase in interest rates at December 31, 2001, the fair value of GEO's fixed rate long-term notes would be impacted by a net decrease of $6.7 million. Conversely, a 100 basis point decrease in interest rates at December 31, 2001 would result in a net increase in the fair value of GEO's fixed rate long-term notes of $7.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     GEO's financial statements are included in Exhibit 99.1 to this Annual Report and are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF GEO

     The following table shows certain information regarding each of GEO's directors, officers and operating management.

       Name            Age                          Position
       ----            ---                          --------
George P. Ahearn        66    President, Chief Executive Officer and Director
William P. Eckman       50    Executive Vice President, Chief Financial Officer and Director
Dennis S. Grandle       52    Vice President/General Manager, Aluminum Products
David B. Heller, Jr.    48    Vice President/General Manager, Process Industries
Steven R. Einolf        49    Vice President/General Manager, Organic Peroxides
Robert S. Zacker        44    Senior Vice President, Specialty Additives
Jorge J. Tena           55    Vice President, Corporate Services
Terry L. Guckes         52    Senior Vice President, Electronic Chemicals
Anatole G. Penchuk      48    Director
George W. Rapp, Jr.     70    Director
A. Elliott Archer       58    Director

     George P. Ahearn has been President, Chief Executive Officer and Director of GEO since its inception in 1993. Prior to that time, Mr. Ahearn was President and Chief Operating Officer of Hall Chemical Company, a maker of specialty metal-based chemicals. Prior to that, Mr. Ahearn was employed for 28 years by Exxon Corporation and Exxon Chemical, holding various executive positions including Division Manager of Exxon Chemical's Energy Chemicals Business and Worldwide Manager of Exxon Chemical's Specialty Chemicals Technology Organization. Mr. Ahearn was also a founder, owner and director of Pharmaceutical Fine Chemicals, S.A., a Luxembourg fine chemicals company built through acquisition. Mr. Ahearn divested his interest in Pharmaceutical Fine Chemicals, S.A. when the business was sold to DLJ Merchant Banking Fund Group, an affiliate of Donaldson Lufkin & Jenrette Securities Corporation, in September 1997. Mr. Ahearn was formerly a director of Chemtech Industries of St. Louis, Missouri, President of SSC Industries of Atlanta, Georgia and a director of The Flood

Company. Mr. Ahearn received his B.A. in chemistry from the City University of New York and M.S. and Ph.D. in chemistry from Rutgers University.

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

     Steven R. Einolf has been Vice President/General Manager, Organic Peroxides since 2001. Mr. Einolf has over 20 years experience in the chemical industry, mostly with Hercules Incorporated, and has held various management positions since 1988. Mr. Einolf received his B.S. in chemical engineering from the University of Delaware.

     Robert S. Zacker has been Senior Vice President, Specialty Additives since 2001 and was Vice President/General Manager of the TRIMET facility in Allentown, Pennsylvania from 1996 to 2001. From 1981 to 1996, Mr. Zacker held various positions with Mallinckrodt Chemical, Inc., including Process Engineer, Regional Sales Representative, Senior Product Engineer, Production Supervisor and Plant Manager. Mr. Zacker received his B.S. in chemical engineering from Clemson University.

     Jorge J. Tena has been Vice President, Corporate Services for GEO since 2001 and has held various positions with GEO, Henkel Corporation and Diamond Shamrock since 1974. Mr. Tena has served as Process Engineer, Group Leader and Production Manager, as well as Manager of the Harrison, New Jersey plant. Mr. Tena has also been a management team member for the Paper Coatings business, which has involved extensive travel to Central and South America. Mr. Tena received his B.S. in chemical engineering from New York University.

     Terry L. Guckes has been Senior Vice President, Electronic Chemicals since June, 2001. Prior to joining GEO, Mr. Guckes was a corporate officer and business development executive with OMG, Inc. where he was involved with several acquisitions and joint ventures related to specialty metals and specialty chemicals. Mr. Guckes has more than 30 years of experience in the specialty chemicals and the oil and gas industries. In addition to his tenure with OMG, he has worked for the Lubrizol Company, W.R. Grace and Exxon-Mobil. Mr. Guckes received his B.S.E. degree in chemical engineering from Princeton in 1971, his Ph.D. in chemical engineering from the University of Wisconsin in 1974 and his M.B.A. from the University of Pennsylvania in 1984.

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

     George W. Rapp, Jr. has been a Director of GEO since 1997. Mr. Rapp is currently a member of the Management Committee of Metal Power Products, LLC. In the past, Mr. Rapp has held such positions as Chairman of the Board of ITM Corporation, Vice President of Marketing & Sales of Brinly Hardy Company, Advanced Process Systems and Anaconda Aluminum, Senior Vice President of Arco Metals, President of American Brass and Vice Chairman of the Board of Simcala, Inc. Mr. Rapp received his B.S. in industrial administration from Yale University and his M.B.A. from the University of Louisville.

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

                                                                           All Other
Name and Principal Position           Year    Salary        Bonus        Compensation (1)
---------------------------           ----   --------      --------      ----------------
George P. Ahearn                      2001   $323,124      $     --(2)       $35,146
     President and Chief              2000    293,750       147,500           56,351
     Executive Officer                1999    268,750       100,000           32,374

William P. Eckman                     2001   $252,588      $     --(2)       $24,854
     Executive Vice President         2000    229,625       115,000           23,565
     and Chief Financial Officer      1999    209,625        77,500           20,936

Dennis S. Grandle                     2001   $140,566      $ 25,200          $13,288
     Vice President/General           2000    134,188        25,200           12,309
     Manager, Aluminum Products       1999    129,003        12,000           11,505

Terry L. Guckes                       2001   $ 93,333(3)   $     --          $ 1,600
     Senior Vice President,           2000         --            --               --
     Electronic Chemicals             1999         --            --               --

Robert S. Zacker                      2001   $142,263      $ 23,365          $15,571
     Senior Vice President/General    2000    124,145        23,300           11,557
     Manager, Specialty Additives     1999    117,333         7,000            9,387

----------
(1) Includes contributions made by GEO to its 401(k) retirement plan and defined contribution retirement plan and, in the case of Messrs. Ahearn and Eckman, life insurance premiums paid by GEO on behalf of each executive officer.
(2) Bonus compensation of Messrs. Ahearn and Eckman has not yet been determined for 2001.
(3)  Mr. Guckes was hired on June 4, 2001.

Employment Agreements

     GEO has entered into employment agreements with George P. Ahearn, the President and Chief Executive Officer of GEO, and William P. Eckman, the Executive Vice President and Chief Financial Officer of GEO. Each of these agreements was executed on March 25, 1997, extends for a period of five years from that date and, unless 90 days notice prior to the end of the term or renewal period is provided by GEO or the employee to the other party, will be automatically extended for additional one year periods after the initial term. As of March 25, 2002, both agreements will automatically renew for at least one additional one year period. The respective employment agreements provide that Mr. Ahearn will be the Chairman, and Mr. Eckman will be a member, of the Board of Directors of GEO.

     Mr. Ahearn's employment agreement entitles him to a base salary of $250,000 per year, which is subject to annual increase based upon the review of the Board of Directors, bonus compensation, in the first year of the employment term based on the earnings of GEO and thereafter to be determined by the Board of Directors, and certain other benefits, including medical and life insurance and participation in GEO's standard retirement plans. For 2000 Mr. Ahearn received bonus compensation in the amount of $147,500. The Board of Directors has not yet determined the bonus compensation of Mr. Ahearn for 2001. If Mr. Ahearn is terminated by GEO other than for "cause," he is entitled to receive his annual base salary and benefits for the remainder of the employment term or one year, whichever period is greater. Mr. Ahearn is prohibited by certain non-competition provisions, for the duration of the employment term or one year after termination of his employment, whichever period is greater, from either soliciting business from or competing with GEO for the business of any customer of GEO or becoming involved in any business that competes with GEO.

     The terms of Mr. Eckman's employment agreement are substantially identical to the terms of Mr. Ahearn's employment agreement, except that Mr. Eckman is entitled to receive an initial base salary of $190,000 per year. Pursuant to the terms of his employment agreement, for 2000 Mr. Eckman received bonus compensation in the amount of $115,000. The Board of Directors has not yet determined the bonus compensation of Mr. Eckman for 2001.

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


     GEO has also entered into an employment agreement with Terry L. Guckes, the Senior Vice President, Electronic Chemicals of GEO. Mr. Guckes' employment agreement was executed as of June 1, 2001, for an initial one year term, subject to automatic renewal thereafter for an indefinite period, subject to either party's right to terminate the agreement upon 90 days notice. Mr. Guckes' employment agreement entitles him to a base salary of $160,000 per year, bonus compensation in an amount determined annually in accordance with GEO's Management Incentive Plan, deferred compensation in an amount to be determined after the fifth anniversary of the employment agreement based upon the performance of the Electronic Chemicals business during such period, a $20,000 bonus at the end of the second anniversary of the employment agreement, subject to Mr. Guckes remaining employed by GEO at such time, and the right to participate in the general employee benefit programs of GEO. If Mr. Guckes is terminated by GEO without "cause," he is entitled to receive twelve months base salary and certain other benefits as severance pay. Dr. Guckes is prohibited by certain proprietary information and noncompetition provisions from disclosing any confidential information of GEO during the employment term and at any time thereafter and from competing with GEO or soliciting GEO's customers or employees for a period of one year after termination of the employment term.

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

     The compensation arrangements of Messrs. Ahearn and Eckman are governed by employment agreements approved by the Board of Directors in 1997. These employment agreements provide for (a) annual base salary for Mr. Ahearn in the amount of $250,000 and for Mr. Eckman in the amount of $190,000, subject in each case to annual increase based upon the review of the Board, and (b) bonus compensation for Messrs. Ahearn and Eckman in amounts established annually by the Board. During 2001, the Board increased Mr. Ahearn's annual base salary to $323,124 and Mr. Eckman's base salary to $252,588. For 2000, Mr. Ahearn was paid $147,500 and Mr. Eckman was paid $115,000, respectively, in bonus compensation. In setting these bonus amounts, the Board took into account GEO's 2000 earnings, which on a pro forma basis exceeded 1999 earnings and the 2000 budget, the individual contributions of Messrs. Ahearn and Eckman to those earnings and the overall performance of the officers. The Board has not yet determined the bonus compensation of Messrs. Ahearn and Eckman for 2001.

     The base salary and bonus compensation arrangements of Messrs. Ahearn and Eckman are determined based upon the compensation history of these employees, their expected individual contribution to GEO and the compensation paid to the executive officers of similar companies. The compensation arrangements of the operating management of GEO for 2001 are determined by GEO in accordance with these same factors.

     The bonus compensation payable to the operating management of GEO is determined in accordance with GEO's Management Incentive Program. The Management Incentive Program provides for the payment of certain ranges of bonus compensation depending upon corporate, business unit and individual performance levels during the applicable year. GEO awards bonuses when the pre-tax earnings of GEO and an individual manager's business unit exceed the prior year's pre-tax earnings. The size of the manager's award is determined by the manager's contribution to corporate and business unit earnings and achievement of specific position requirements. The contributions and achievements of GEO's managers, for purposes of the Management Incentive Program, are determined by the President and Executive Vice President of GEO based upon the recommendations of each manager's immediate supervisor. Under the Management Incentive Program, the managers of GEO are eligible to receive bonus compensation in ranges from 5%-10% to as high as 10%-30% of base salary. The aggregate amount of bonus compensation paid to GEO's managers for 2001 under the Management Incentive Program was $49,434.

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

March 22, 2002

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows the number and percent of GEO's common shares beneficially owned by each shareholder of GEO as of March 22, 2002. GEO believes that the persons and entities listed in the table have sole voting and investment power as to all common shares shown as beneficially owned by them, subject to community property laws, where applicable.

                                                                  Beneficial Ownership of GEO's
                                                                          Common Shares
                                                                  -----------------------------
  Name and Address                                                 Number of
of Beneficial Owner                                                 Shares             Percent
-------------------                                               ----------          ---------
Charter Oak Partners (1).......................................     85.198             62.72%
     Building B, 10 Wright Street
     Westport, Connecticut  06880

Charter Oak Capital Partners, L.P. (2).........................     21.420             15.77%
     Building B, 10 Wright Street
     Westport, Connecticut  06880

GEO Chemicals, Ltd. (3)........................................     25.994             19.14%
     3201 Enterprise Parkway, Suite 490
     Cleveland, Ohio  44122

George P. Ahearn...............................................      2.146              1.58%
     3201 Enterprise Parkway, Suite 490
     Cleveland, Ohio  44122

George W. Rapp, Jr.............................................      0.608              0.45%
     Building B, 10 Wright Street
     Westport, Connecticut  06880

Paul Roughan...................................................      0.211              0.15%
      Building B, 10 Wright Street
      Westport, Connecticut 06880

A. Elliott Archer..............................................      0.178              0.13%
     Building B, 10 Wright Street
     Westport, Connecticut  06880

Anatole G. Penchuk.............................................      0.080              0.06%
       Building B, 10 Wright Street
       Westport, Connecticut 06880

Directors and executive officers as a group (5 persons) (4)....     29.006             21.35%

----------
(1) Charter Oak Partners is a Connecticut partnership with four partners, each of which is an individual. Mr. Jerrold N. Fine is the Managing Partner of and holds a majority interest in Charter Oak Partners. Mr. Fine's business address is Building B, 10 Wright Street, Westport, Connecticut 06880.

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

2.7    Sale and Purchase Agreement, dated March 27, 2001, by and between GEO
       Specialty Chemicals, Inc. and Hercules Incorporated (incorporated by reference to Exhibit 2.1 of GEO's Current Report on Form 8-K filed with the SEC on June 15, 2001)

2.8    Asset Purchase Agreement, dated April 10, 2001, by and between GEO
       Specialty Chemicals, Inc. and ONDEO Nalco Company (incorporated by reference to Exhibit 2.2 of GEO's Current Report on Form 8-K filed with the SEC on June 15, 2001)

3.1    Amended Articles of Incorporation of GEO Specialty Chemicals, Inc.
       (incorporated by reference to Exhibit 3.1 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

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

10.7   Employment Agreement, dated May 20, 1996, by and between GEO Specialty
       Chemicals, Inc. and Dennis S. Grandle (incorporated by reference to
       Exhibit 10.7 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

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

10.14  Amended and Restated Credit Agreement, dated May 31, 2001, by and among GEO
       Specialty Chemicals, Inc. and Bankers Trust Company, Salomon Smith Barney
       Inc. and various other financial institutions (incorporated by reference to Exhibit 10.1 of GEO's Current Report on Form 8-K filed with the SEC on June
       15, 2001)

10.15  GEO Specialty Chemicals, Inc. 1997 Management Incentive Program
       (incorporated by reference to Exhibit 10.15 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.16  Lease Agreement (Franklin, Virginia), dated May 31, 2001, by and between
       GEO Specialty Chemicals, Inc. and Hercules Incorporated (incorporated by reference to Exhibit 10.2 of GEO's Current Report on Form 8-K filed with the SEC on June 15, 2001)

10.17 Lease Agreement (Gibbstown, New Jersey), dated May 31, 2001, by and between GEO Specialty Chemicals, Inc. and Hercules Incorporated
       (incorporated by reference to Exhibit 10.3 of GEO's Current Report on Form
       8-K filed with the SEC on June 15, 2001)

10.18  Plant Operating Agreement, dated May 31, 2001, by and between GEO
       Specialty Chemicals, Inc. and Hercules Incorporated (incorporated by reference to Exhibit 10.4 of GEO's Current Report on Form 8-K filed with the SEC on June 15, 2001)

10.19  Supply Agreement, dated April 19, 2001, by and between GEO Specialty
       Chemicals, Inc. and ONDEO Nalco Company (incorporated by reference to
       Exhibit 10.5 to GEO's Current Report on Form 8-K filed with the SEC on June
       15, 2001)

10.20  Employment Agreement, dated June 1, 2001, by and between GEO Specialty
       Chemicals, Inc. and Terry L. Guckes

12.1   Computation of ratio of earnings to fixed charges

21.1   Subsidiaries of GEO Specialty Chemicals, Inc.

24.1   Power of Attorney

99.1   Financial Statements Required by Item 8 of Part II of this Annual Report

Reports on Form 8-K

     GEO filed no Current Reports on Form 8-K with the SEC during the fourth quarter of 2001.

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GEO SPECIALTY CHEMICALS, INC.


                                            By: /s/ WILLIAM P. ECKMAN
                                            ------------------------------------
                                            William P. Eckman
                                            Executive Vice President and
                                            Chief Financial Officer
                                            March 22, 2002

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

                                            GEO SPECIALTY CHEMICALS, INC.


                                            By: /s/ WILLIAM P. ECKMAN
                                            ------------------------------------
                                            William P. Eckman
                                            Attorney-in-fact
                                            March 22, 2002

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

2.7    Sale and Purchase Agreement, dated March 27, 2001, by and between GEO
       Specialty Chemicals, Inc. and Hercules Incorporated (incorporated by reference to Exhibit 2.1 of GEO's Current Report on Form 8-K filed with the SEC on June 15, 2001)

2.8    Asset Purchase Agreement, dated April 10, 2001, by and between GEO
       Specialty Chemicals, Inc. and ONDEO Nalco Company (incorporated by reference to Exhibit 2.2 of GEO's Current Report on Form 8-K filed with the SEC on June 15, 2001)

3.1    Amended Articles of Incorporation of GEO Specialty Chemicals, Inc.
       (incorporated by reference to Exhibit 3.1 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

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

10.7   Employment Agreement, dated May 20, 1996, by and between GEO Specialty
       Chemicals, Inc. and Dennis S. Grandle (incorporated by reference to
       Exhibit 10.7 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

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

10.14 Amended And Restated Credit Agreement, dated May 31, 2001, by and among GEO Specialty Chemicals, Inc and Bankers Trust Company, Salomon Smith
       Barney Inc. and various other financial institutions (incorporated by reference to Exhibit 10.1 of GEO's Current Report on Form 8-K filed with the SEC on June 15, 2001)

10.15  GEO Specialty Chemicals, Inc. 1997 Management Incentive Program
       (incorporated by reference to Exhibit 10.15 of GEO's Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.16  Lease Agreement (Franklin, Virginia), dated May 31, 2001, by and between
       GEO Specialty Chemicals, Inc. and Hercules Incorporated (incorporated by reference to Exhibit 10.2 of GEO's Current Report on Form 8-K filed with the SEC on June 15, 2001)

10.17 Lease Agreement (Gibbstown, New Jersey), dated May 31, 2001, by and between GEO Specialty Chemicals, Inc. and Hercules Incorporated
       (incorporated by reference to Exhibit 10.3 of GEO's Current Report on Form
       8-K filed with the SEC on June 15, 2001)

10.18  Plant Operating Agreement, dated May 31, 2001, by and between GEO
       Specialty Chemicals, Inc. and Hercules Incorporated (incorporated by reference to Exhibit 10.4 of GEO's Current Report on Form 8-K filed with the SEC on June 15, 2001)

10.19  Supply Agreement, dated April 19, 2001, by and between GEO Specialty
       Chemicals, Inc. and ONDEO Nalco Company (incorporated by reference to
       Exhibit 10.5 to GEO's Current Report on Form 8-K filed with the SEC on June
       15, 2001)

10.20  Employment Agreement, dated June 1, 2001, by and between GEO Specialty
       Chemicals, Inc. and Terry L. Guckes

12.1   Computation of ratio of earnings to fixed charges

21.1   Subsidiaries of GEO Specialty Chemicals, Inc.

24.1   Power of Attorney

99.1   Financial Statements Required by Item 8 of Part II of this Annual
       Report