Form 10-Q
period 2002-03-31
GEO SPECIALTY CHEMICALS INC
filed 2002-05-15
CIK 1072548

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                QUARTERLY REPORT
                         PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2002

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

         Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No _____
                                               ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Shares of Class A Voting Common Stock, $1.00 par value, as of May 15, 2002: 135.835

         Shares of Class B Nonvoting Common Stock, $1.00 par value, as of May 15, 2002: none

--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
GEO SPECIALTY CHEMICALS, INC.

                                                                                     (IN THOUSANDS)
                                                                         MARCH 31, 2002          DECEMBER 31, 2001
                                                                         --------------          -----------------
ASSETS                                                                     (unaudited)
   Current assets:
     Cash                                                               $        14,958            $        19,782
     Trade accounts receivable, net of allowance of  $526 and $556
        at March 31, 2002 and December 31, 2001, respectively                    27,292                     24,292
     Other receivables                                                              713                        788
     Inventory                                                                   28,736                     28,921
     Prepaid expenses and other current assets                                    2,588                      1,601
     Deferred taxes                                                               1,504                      1,401
                                                                        ---------------            ---------------
         Total current assets                                                    75,791                     76,785

   Property and equipment, net                                                  105,938                    108,522

   Other assets
     Intangible assets, net                                                       8,287                      8,671
     Goodwill, net                                                               89,741                     90,292
     Other accounts receivable                                                       79                         92
     Deferred taxes                                                               1,099                        449
     Other                                                                        1,681                      1,692
                                                                        ---------------            ---------------
                                                                                100,887                    101,196

                                                                        $       282,616            $       286,503
                                                                        ===============            ===============


LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities
     Current portion of long-term debt                                  $         1,050            $         1,050
     Accounts payable                                                            15,069                     14,127
     Other accounts payable                                                          88                        112
     Income taxes payable                                                         2,543                      2,927
     Accrued expenses and other current liabilities                               7,176                     10,856
                                                                        ---------------            ---------------
         Total current liabilities                                               25,926                     29,072

   Long-term liabilities
     Revolving line of credit                                                         -                          -

     Senior subordinated notes                                                  120,000                    120,000
     Fair value adjustment                                                      (5,297)                     (4,611)
                                                                        ---------------            ---------------
         Fair value of senior subordinated notes                                114,703                    115,389

     Term B notes                                                               103,950                    103,950
     Other long-term liabilities                                                  9,936                      8,983
     Other accounts payable                                                           3                        252
     Deferred taxes                                                                 496                          -
                                                                        ---------------            ---------------
         Total long-term liabilities                                            229,088                    228,574


   Shareholders' equity
     Class A Voting Common Stock, $1.00 par value,
     1,035 shares authorized, 136 shares issued and outstanding at March 31, 2002 and December 31, 2001

     Class B Nonvoting Common Stock, $1.00 par value,
     215 authorized, 0 outstanding at March 31, 2002
     and December 31, 2001

     Additional paid-in capital                                         $        20,901            $        20,901

Retained earnings                                        7,347           8,829
Accumulated other comprehensive loss                      (646)           (873)
                                                  ------------    ------------
                                                        27,602          28,857


                                                  $    282,616    $    286,503
                                                  ============    ============

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
GEO SPECIALTY CHEMICALS, INC.

                                                                     (IN THOUSANDS)
                                                       JANUARY 1 THROUGH        JANUARY 1 THROUGH
                                                        MARCH 31, 2002            MARCH 31, 2001
                                                       -----------------        -----------------
Net sales                                                $      40,428              $    50,534
Cost of sales                                                   33,558                   36,214
                                                         -------------              -----------
Gross profit                                                     6,870                   14,320

Selling, general and administrative expenses                     4,834                    5,844
                                                         -------------              -----------
Income from operations                                           2,036                    8,476

Other income (expense)
   Net interest expense                                         (4,287)                  (3,409)
   Foreign currency exchange (loss)                               (168)                    (100)
   Other                                                           301                        -
                                                         -------------              -----------

Income (loss) before taxes                                      (2,118)                   4,967

Provision for taxes (benefit)                                     (636)                   2,170
                                                         -------------              -----------

Net income (loss)                                        $      (1,482)             $     2,797
                                                         =============              ===========

Comprehensive income                                     $         227              $         -
                                                         =============              ===========

          See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
GEO SPECIALTY CHEMICALS, INC.

                                                                             (IN THOUSANDS)
                                                                JANUARY 1 THROUGH      JANUARY 1 THROUGH
                                                                 MARCH 31, 2002          MARCH 31, 2001
                                                              --------------------    --------------------
Cash flows from operating activities
   Net income (loss)                                                $ (1,482)              $  2,797
   Adjustments to reconcile net income (loss) to net cash from operating activities
     Depreciation, depletion and amortization                          4,033                  3,489
     Deferred income tax expenses                                       (437)                  (254)
     Fair value adjustment on derivative                                  10                      -
   Change in assets and liabilities
     Trade accounts receivable                                        (3,000)                (4,120)
     Other accounts receivable                                            87                    324
     Inventories                                                         185                  1,161
     Prepaid expenses and other assets                                   291                   (885)
     Accounts payable                                                 (3,123)                 3,354
     Other liabilities                                                  (676)                   (50)
                                                                    --------               --------

Net cash from operating activities                                    (4,112)                 5,816

Cash flows from investing activities
     Purchases of property, plant and equipment                         (712)                (2,000)

Cash flows from financing activities
   Revolving lines of credit borrowings, net                               -                      -

Net change in cash                                                    (4,824)                 3,816
   Cash at beginning of period                                        19,782                  7,930
                                                                    --------               --------

Cash at end of period                                               $ 14,958               $ 11,746
                                                                    ========               ========

Supplemental disclosure of cash flow information
   Cash paid for
     Interest                                                       $  7,340               $  6,352
     Taxes                                                               484                    100

          See accompanying notes to consolidated financial statements.

                          GEO SPECIALTY CHEMICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS EXCEPT SHARE DATA)


NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business: GEO Specialty Chemicals, Inc. (the Company or GEO) was incorporated in the state of Ohio for the purpose of owning and operating specialty chemical businesses. The Company's manufacturing process produces a variety of specialty chemical products for use in various major chemical markets. GEO produces more than 300 products. These products are used primarily in the construction, paper, water treating, electronic, automotive and oil field industries. GEO sells these products to customers located worldwide.

         GEO operates in an environment with many financial and operating risks, including, but not limited to, intense competition, fluctuations in cost and supply of raw materials, technological changes, and environmental matters. The Company has a high level of indebtedness, which creates liquidity and debt service risks.

INTERIM RESULTS (UNAUDITED): The accompanying consolidated balance sheet at March 31, 2002 and the consolidated statements of operations and cash flows for the three month periods ended March 31, 2002 and 2001 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the consolidated financial statements for those interim periods are also unaudited. The consolidated results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with GEO's financial statements for the year ended December 31, 2001, and the notes thereto, which are included in GEO's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2002.

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of GEO and its wholly owned subsidiaries, GEO Specialty Chemicals Ltd., GEO Holdings (Europe) SARL, GEO Gallium S.A., and Ingal Stade GmbH. All significant intercompany balances and transactions have been eliminated.

COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) consists of GEO's net income (loss), the effects of foreign exchange translation adjustments and the effective gain or losses on financial instruments.

NOTE 2- FINANCIAL INSTRUMENTS

         GEO adopted the Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. Accordingly all interest rate swaps and foreign currency option agreements are accounted for as hedges of the related liability, firm commitment or anticipated transaction when designated and effective of such items. The effective portion of the gain or loss on the financial instrument is reported in other comprehensive income (loss) and the ineffective portion is reported in current earnings. The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives used are highly effective in offsetting changes in the cash flows or fair value of the hedged item. If it becomes probable that the original hedged forecasted transaction will not occur, the net gain or loss recorded in comprehensive income (loss) shall be immediately reclassified into current earnings. The Company does not use derivative financial instruments for trading or other speculative purposes and does not use leveraged derivative instruments.

         On November 15, 2001, the Company entered into two interest rate derivative contracts with Citibank N.A. The purpose of the contracts was to hedge the Company's interest expense by availing itself of the prevailing interest rate conditions reflected by a steep yield curve and the Company's tax situation. Both derivative contracts were for a notional amount of $90,000.

         Under one contract, the "floating to fixed" contract, the Company agreed to pay Citibank the equivalent of 3.67% annually through August 1, 2004 with payments being made on each February 1 and August 1 during the contract period. Citibank agreed to pay the Company the six-month LIBOR rate, reset on the first day of each semi-annual payment date during the contract period. This contract corresponds to the Company's Term B floating rate debt.

         Under the other contract, the "fixed to floating" contract, the Company agreed to pay Citibank the equivalent of the six-month LIBOR rate as of the last business day prior to the payment date plus 5.05%. Citibank agreed to pay the Company during the same period 10.125%. The payment dates are February 1 and August 1 of each year until August, 2008. As part of this transaction, the Company sold to Citibank the right to cancel the contract on any payment date commencing with August 1, 2004. This contract corresponds to the Senior Subordinated Notes which have a fixed interest rate of 10.125%. Due to the timing of the cancellation provision of the swap contract, the contract is not considered to be 100% effective.

         The Company has accounted for these interest rate derivative contracts pursuant to FAS 133. The "floating to fixed" contract has been treated as a cash flow hedge with 100% effectiveness. As of March 31, 2002 and December 31, 2001, the fair value of the hedge was $1.0 million and $0.6 million, respectively. This amount was recorded in other comprehensive income, net of tax and was offset by a reduction in the other long-term liabilities in the accompanying consolidated balance sheet.

         The "fixed to floating" contract has been treated as a fair value hedge. As of March 31, 2002 and December 31, 2001, the fair market value of the hedge was $5.6 million and $4.3 million, respectively, at which time, based on the change in the fair value of the risk being hedged, a portion of this hedge was deemed to be ineffective. Thus in accordance with FAS 133 the fair market value of the hedge was recorded and was reflected in the other long-term liabilities on the accompanying consolidated balance sheet. The change in the fair value of the risk being hedged was recorded and is reflected as a $5.3 million and $4.6 million reduction in the senior subordinated notes as of March 31, 2002 and December 31, 2001, respectively. The change in the ineffective portion of $(0.6) million and $0.3 million is reflected in current earnings
(loss) as of March 31, 2002 and December 31, 2001, respectively.

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

         GEO's exposure to market risk for changes in foreign currency exchange rates arises from financial activities between subsidiaries and firm commitments arising from international transactions. GEO attempts to have such transaction exposure hedged with internal natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency option agreements with third parties. During 2001, GEO, entered into option contracts that collar the Australian dollar between .47 and .53 in relation to the U.S. dollar, in anticipation of capital project expenditures in Pinjarra, Australia. GEO entered into those contracts at no cost. These contracts mature through December 31, 2002. In accordance with SFAS 133 as of December 31, 2001 these contracts were deemed to be 100% effective and the effective gain was reflected in other comprehensive income. In 2002, the Company has elected to defer the Pinjarra project until 2003. Due to the fact these contracts expire in 2002 these contracts are deemed to be ineffective as of March 31, 2002. Thus in accordance with SFAS 133 the ineffective gain on these contracts is reflected in current earnings. The fair value of the contracts was $0.7 million and .63 as of March 31, 2002 and December 31, 2001, respectively.

NOTE  3 - GOODWILL AND OTHER INTANGIBLE ASSETS

         GEO adopted FAS 142, "Goodwill and Other Intangible Assets" on January 1, 2002. This statement resulted in the cessation of goodwill amortization. All of the provisions of this statement will be applied to future fiscal years, to all goodwill and intangible assets recognized in GEO's statement of financial position, regardless of when these assets were initially recognized.

         As of March 31, 2002, GEO has goodwill and intangible assets (net of amortization) of $98,027. For the three months ended March 31, 2002, GEO recorded $499 in amortization expense associated with the intangible assets. For the three months ended March 31, 2001, GEO recognized $925 in amortization expense relating to goodwill and intangible assets of which $698 directly related to goodwill amortization. The following adjusts reported net income
(loss) to exclude goodwill amortization.

                                             2002             2001
                                             ----             ----
Reported net income (loss)                  $(1,482)         $2,797
Add back goodwill amortization                    -             698
                                            -------          ------
Adjusted net income                         $(1,482)         $3,495

NOTE 4 - CREDIT FACILITY AND LONG-TERM BORROWING

On May 14, 2002, the Senior Credit Agreement entered in May, 2001 with Bankers Trust Company, Salomon Smith Barney Inc. (CitiGroup) and various other financial institutions (the lenders) was amended. Pursuant to the amendment, the Term Loan B Facility was reduced from $105.0 million to $97.5 million and the Revolving Credit Facility was reduced from $40.0 million to $20.0 million. The interest margins on the Term Loan B Facility and the Revolving Credit Facility were increased and another line reflecting a higher leverage ratio was added to the pricing grid for each facility.

As part of the amendment, effective March 31, 2002, certain covenants of the senior credit facility were changed for the period January 1, 2002 until December 31, 2003. During this 24 month period less rigorous leverage and interest coverage ratios will be effective. Also, amended was the maximum allowed capital expenditures covenant which was reduced from

$13.0 million to $10.0 million annually. In addition, restrictions were placed on any capital expenditures pertaining to the Company's Pinjarra Project during the 24 month period.

Several other sections of the Senior Credit Agreement were amended. These amendments were primarily made to limit the Company's wherewithal to make acquisitions without the approval of the lenders, provide for the use of additional shareholder or other subordinated funding for certain major projects, reduce the amount of cash the Company can retain from divestments and to clarify certain definitions and reporting requirements.

Also in connection with the execution of this amendment, GEO was required to make a 7.5 million principal payment on the Term B loan on May 15, 2002.

NOTE 5 -- INVENTORIES

         Inventories consist of the following components:

                                                     March 31,      December 31,
                                                       2002            2001
                                                    -----------      -----------

Raw materials ............................            $ 7,948         $ 8,753
Work in progress .........................                 65              59
Finished goods ...........................             20,723          20,109
                                                      -------         -------
                                                      $28,736         $28,921
                                                      =======         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

         The following table sets forth certain operations data of GEO for the first quarter of 2001 and the first quarter of 2002 expressed in millions of dollars and as a percentage of net sales for the respective period.

                                           THREE MONTHS ENDED MARCH 31,

                                          2001                      2002
                                  ---------------------     -------------------

                                      $           %            $          %
                                  ---------  ---------      ---------  --------
         Net sales                $  50.5      100.0%       $  40.4     100.0%
         Gross profit                14.3       28.3            6.9      17.1
         Operating income             8.5       16.8            2.0       5.0
         Net income (loss)            2.8        5.5           (1.5)     (3.7)
         EBITDA                      11.8       23.4            5.7      14.1
         Net interest expense         3.4        6.7            4.3      10.6
         Capital expenditures         2.0        4.0            0.7       1.7


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

Net Sales. Net sales for the three months ended March 31, 2002 were $40.4 million, representing a $10.1 million or 20% decrease compared with net sales of $50.5 million during the same period in 2001. The decrease in net sales was attributable primarily to 1) gallium sales to the global electronics industry, down $12.3 million due to a dramatic decrease in market demand which started in the third quarter of 2001, 2) a $3.4 million decrease in sales due to the divestment of the paper chemicals business in the second quarter of 2001, and 3) reduced sales of water treating and merchant clay products of $2.7 million due mostly to lower demand, especially to paper mills and natural gas producers. Partially offsetting these decreases was the $8.7 million of net sales of organic peroxide products generated by the business acquired from Hercules, Inc. in May of 2001.

Gross Profit. Gross profit for the three months ended March 31, 2002 was $6.9 million, or 17.1% of net sales, representing a $7.4 million or 51.7% decrease compared to a gross profit of $14.3 million, or 28.3% of net sales, during the comparable period in 2001. Lower net sales generated caused the decrease in gross profit which was attributable to the gallium business, $8.5 million, the divestment of the paper chemicals business, $1.7 million, and merchant clay, $0.2 million. Again, partially offsetting these declines was the organic peroxide contribution of $3.0 million. In comparison to the same period in 2001, key components of the cost of goods sold, i.e. raw materials and production costs, were favorable as the unit cost of materials such as natural gas, methanol, aluminum, and naphthlene were lower and production costs, ex organic peroxides, were $1.0 million lower. As a result of these favorable developments, gross profit excluding gallium and organic peroxides, declined by only 33.2% or $1.9 million, most all of which was attributable to the paper chemical divestment.

Operating Income. Operating income for the three months ended March 31, 2002 was $2.0 million, or 5.0% of net sales, representing a $6.5 million or 76.5% decrease compared with an operating income of $8.5 million, or 16.8% of net sales, during the comparable period in 2001. The decrease in operating income was attributable primarily to the overall decrease in gross profit of $7.4 million noted previously. A reduction in selling, general and administrative expenses of $1.2 million related to the divestment of the paper chemicals business and GEO's adoption of SFAS 142 in which it ceased recording amortization expense associated with goodwill, which was approximately $0.7 million for the three months ended March 31, 2001. This decrease in expense was offset by an increase in selling and administrative costs of the organic peroxides business, $0.8, reduced by lower costs in similar functions in other areas of the company.

Net Income. Net income (loss) for the three months ended March 31, 2002 was ($1.5) million representing a $4.3 million decrease compared with net income of $2.8 million during the comparable period in 2001. The decrease in net income was primarily due to the decrease in operating profit previously noted and an increase in net interest expenses of $0.9 million reflecting the increased debt and amortization of financing costs related to the organic peroxide acquisition. Partially offsetting these decreases in net income was a lower income tax provision of $2.8 million associated with the decline in income in the period ended March 31, 2002 compared to the same period in 2001.

EBITDA. EBITDA for the three months ended March 31, 2002 was $5.7 million, or 14.1% of net sales, representing a $6.1 million or 51.7% decrease compared to an EBITDA of $11.8 million, or 23.4% of net sales, during the comparable period in 2001. The decrease in EBITDA was attributable to the performance of the gallium business highlighted previously offset, partially by the contribution of the organic peroxide business, $2.6 million, and stronger results from coating and construction chemicals.

Net Interest Expense. Net interest expense, for the three months ended March 31, 2002 was $4.3 million versus $3.4 million for the period ending March 31, 2001. The increase was due to the higher net debt level, $210 million, a 78% increase, compared to the same period in 2001. Cash paid for interest during the period ended March 31, 2002 was $7.3 million compared to $6.4 million during the same period in 2001. As of the end of March, 2002 there was no draw on the revolving loan facility and the cash balance was $15 million.

Capital Expenditures. Capital expenditures for the three months ended March 31, 2002 were $0.7 million compared to $2.0 million of capital expenditures during the comparable period in 2001. The expenditures during 2002 reflect an unusually low amount of basic capital investments to maintain the business.

LIQUIDITY AND CAPITAL RESOURCES

GEO's primary cash needs are for working capital, capital expenditures and debt service. GEO has financed these needs from internally generated cash flow, in addition to periodic draws on its existing credit facility.

In December 2001, GEO entered into a formal agreement with Alcoa of Australia concerning the restart of the gallium extraction facility in Pinjarra, Australia for a ten year period. Pursuant to the agreement, GEO has 36 months to begin actions to start its gallium operations without incurring a penalty. GEO also has an option to acquire the shares of Rhodia Pinjarra Ltd., the current owner of the dormant gallium extraction plant in Pinjarra. This option expires in September, 2002. As of March 31, 2002, GEO was working with Rhodia S.A. on details necessary to execute the option prior to September, 2002. All other work by GEO on the Pinjarra project was in suspension as of March 31, 2002 due to the weak condition of the global gallium market.

As of March 31, 2002, GEO's cash balance was $15.0 million versus a balance of $11.7 million as of March 31, 2001.

Net cash provided from operations for the three months ended March 31 for 2001 and 2002 was $5.8 million and $(4.1) million, respectively. The $9.9 million change was due primarily to the decrease in net income and an unfavorable change in net working capital due mostly to higher inventory levels as of March 31, 2002 as opposed to March 31, 2001.

On May 14, 2002, GEO's senior credit agreement was amended with an effective date of March 31, 2002. As part of the amendment the term debt was reduced from $105.0 million to $97.5 million and the revolving credit facility was reduced from $40.0 million to $20.0 million. Additionally, the interest margins paid under the term debt facility and the revolving credit facility were increased and another line reflecting a higher leverage ratio was added to the pricing grid corresponding to both debt facilities. As of March 31, 2002, GEO had no borrowings outstanding on its $20.0 million revolving credit facility. Borrowings under the revolving credit facility bear interest, at GEO's option, at:

         .   2.25% above the higher of a Federal Funds rate plus 0.5% or the prime lending rate of Bankers Trust Company; or

         .   an adjusted Eurodollar rate plus 4.50%.

The term loan under the senior credit agreement bears interest, at GEO's option, at:

         2.75% above the higher of a Federal Funds rate plus 0.5% or the prime lending rate of the Bankers Trust Company; or
            an adjusted Eurodollar rate plus 5.00%

The Federal Funds rate and the Eurodollar rate margin for both the revolving credit facility and the term loan can vary from fiscal quarter to fiscal quarter depending on GEO's net leverage ratio, i.e. net indebtedness divided by EBITDA for the four previous quarters.

As of March 31, 2002, based on the amendment dated May 14, 2002 and effective as of March 31, 2002, the interest rates under the term debt and the revolving credit facility were approximately 7.0% and 6.5%, respectively. The revolving credit facility contains customary covenants which include the maintenance of certain financial ratios which were also amended effective March 31, 2002.

Cash paid for interest during the three month period ended March 31, 2002 was $7.3 million versus $6.4 million during the same period in 2001. Net financing charges, excluding amortization of financing fees, were $4.0 million during the three month period ended March 31, 2002 versus $3.2 million during the same period in 2001.

Cash paid for taxes for the three month period ended March 31, 2002 was $0.5 million compared to $0.1 million during the same period in 2001.

GEO believes that cash generated from operations, together with amounts available under the credit facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

GEO has the following contractual and commercial commitments obligations as of March 31, 2002 but can impact its liquidity:

  Contractual
Obligations (in                              Principal Payments Due by Period
   thousands)
-------------------------------------------------------------------------------------------------
                                           Less Than 1                                     After
                                Total         Year         1-3 Years      4-5 Years       5 Years
-------------------------------------------------------------------------------------------------
Long-Term Debt                $225,000        1,050          11,050         20,000        192,900
Line of Credit                      --           --              --             --             --
Operating Leases                 1,386          857             465             64             --
-------------------------------------------------------------------------------------------------
Total Contractual
Cash Obligations              $226,386        1,907          11,515         20,064        192,900
-------------------------------------------------------------------------------------------------

Other Commercial
Commitments (in                         Amount of Commitment Expiration Per Period
thousands)
-------------------------------------------------------------------------------------------------

                                Total
                               Amounts       Less Than 1                                  Over 5
                              Committed          Year      1-3 Years      4-5 Years        Years
-------------------------------------------------------------------------------------------------
Lines of Credit               $ 40,000           --              --         40,000             --
Standby Letters of
Credit                              --           --              --             --             --
-------------------------------------------------------------------------------------------------
Total Commercial
Commitments                   $ 40,000           --              --         40,000             --
-------------------------------------------------------------------------------------------------

As of May 14, 2002 GEO's senior credit agreement was amended. As part of the amendment a $7.5 million principal repayment was required on the long-term debt outstanding under the Term B loan outstanding and the borrowing availability under the revolving line of credit was reduced from $40 million to $20 million.

The overall effects of inflation on GEO's business during the periods discussed have not been significant. GEO monitors the prices it charges for its products on an ongoing basis and believes that it will be able to adjust those prices to take into account any future changes in the rate of inflation.

Disclosure Regarding Forward-Looking Statements Contained in this Report

         Some of the statements made in this report, including statements containing the words "believes," "anticipates," "intends," "expects," "should," "may," "will," "continue" and "estimate," and similar words, constitute forward-looking statements under the federal securities laws. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of GEO or its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from GEO's expectations include the following: (1) changes in general economic conditions that might impact the demand for GEO's products, in the United States or in the foreign countries where GEO sells products; (2) decreases in customer spending levels due to general economic conditions or other factors affecting their volume of business; (3) the increased risk during economic downturns that GEO's customers may declare bankruptcy or experience payment difficulties; (4) increases in GEO's cost of borrowing or a default or covenant violation under GEO's indenture of other material debt agreement; (5) GEO's inability to effect additional acquisitions; (6) a decrease in the rate of growth of GEO's gallium or other product sales; (7) GEO's inability to effectively integrate, or maintain or grow the sales of, acquired businesses, or its incurrence of greater than expected expenses in connection with operating acquired businesses; (8) GEO's inability to repay or refinance its indebtedness at such time as the principal amounts thereof become payable or are accelerated; and (9) changes in environmental or other governmental regulations or enforcement. Given these uncertainties, you should not place undue reliance upon such forward-looking statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         As a result of GEO's global operating activities, GEO is exposed to market risks from changes in interest rates and in foreign currency exchange rates which may adversely affect GEO's operating results and financial position. GEO's goal is to minimize its risks from interest and foreign currency exchange rate fluctuations through its normal operating activities and financing activities and, when deemed appropriate, through the use of derivative financial instruments. GEO does not use derivative financial instruments for trading or other speculative purposes and does not use leveraged derivative financial instruments.

         GEO's exposure to market risk for changes in foreign currency exchange rates arises from financing activities between subsidiaries and firm commitments arising from international transactions. GEO attempts to have such transaction exposure hedged with internal natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency option agreements with third parties. During 2001, GEO entered into option contracts that collar the Australian dollar between .47 and .53 in relation to the U.S. dollar, in anticipation of capital project expenditures in Pinjarra, Australia. GEO entered into these contracts at no cost. These contracts mature through December 31, 2002. Two of the contracts were terminated in April, 2002 and resulted in a gain of $433,000. At March 31, 2002, GEO's options had a carrying value of $701,000 due to the strengthening of the Australian dollar from the transaction date to the end of the current quarter.

         GEO's exposure to market risk from changes in interest rates relates primarily to GEO's debt obligations. GEO has both fixed and variable debt obligations and used interest rate swaps to manage the exposure to interest rate movements and reduce borrowing costs. On November 15, 2001, GEO entered into two interest rate derivative contracts with Citibank N.A. The purposed of the contracts is to hedge GEO's interest expense by availing itself of the prevailing interest rate conditions reflected by a steep yield curve and GEO's tax situation. Both derivative contracts were for a notional amount of $90.0 million.

         Under one contract, the "floating to fixed" contract, GEO agreed to pay Citibank the equivalent of 3.67% annually through August 1, 2004 with payments being made on each February 1 and August 1 during the contract period. Citibank agreed to pay GEO the six-month LIBOR rate, reset on the first day of each semi-annual payment date during the contract period. The contract corresponds to the floating rate debt under GEO's Senior Credit Facility.

         Under the other contract, the "fixed to floating" contract, GEO agreed to pay Citibank the equivalent of the six month LIBOR rate as of the last business day prior to the payment date plus 5.05%. Citibank agreed to pay GEO during the same period 10.125%. The payment dates are February 1 and August 1 of each year until August 1, 2008. As part of this transaction, GEO sold Citibank the right to cancel the contract on any payment date commencing with August 1, 2004. This contract corresponds to the Senior Subordinated Notes which have a fixed interest rate of 10.125%. Due to the timing of the cancellation provision of the swap contract, the contract is not considered to be 100% effective.

         GEO has accounted for these interest rate derivative contracts pursuant to FAS 133. The "floating to fixed" contract has been treated as a cash flow hedge with 100% effectiveness. As of March 31, 2002, the fair value of the hedge was, net of tax, $0.6 million. This amount was recorded in other comprehensive income and was offset by a reduction in other long-term liabilities on GEO's balance sheet.

         The "fixed to floating" contract has been treated as a fair value hedge. As of March 31, 2002, the fair market value of the hedge was $5.6 million at which time, based on the change in the fair value of the risk being hedged, this hedge was considered to be 93.1% effective. The accounting treatment for recording the fair value hedge was as follows: 1) the ineffective portion of the hedge was recorded as a net of tax loss of $0.4 million in other income on GEO's income statement, 2) the change in the fair value of the risk being hedged was reflected as a $5.3 million reduction in the value of the Senior Subordinated Notes and 3) the other long-term liabilities were increased by $5.6 million, the fair market value of the fair value hedge derivative.

         GEO's foreign operations are subject to the usual risks that may affect such operations. They include, among other things, exchange controls and currency restrictions, currency fluctuations, changes in local economic conditions, unsettled political conditions and foreign government-sponsored boycotts of GEO's products or services for noncommercial reasons. Most of the identifiable assets associated with foreign operations are located in countries where GEO believes such risks to be minimal. In addition, GEO does not consider the market risk exposure relating to currency exchange to be material.

         The fair value of GEO's fixed rate long-term notes is sensitive to changes in interest rates. Interest rate changes would result in gains/losses in the fair value of the notes due to differences between the market interest rates and rates at the date of the issuance of the notes. Based on a hypothetical immediate 100 basis point increase in interest rates at March 31, 2002, the fair value of GEO's fixed rate long-term notes would be impacted by a net decrease of $6.2 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of GEO's fixed rate long-term notes at March 31, 2002 of $6.6 million.

                                     PART II
                                OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits.

              10.1 First Amendment to Amended and Restated Credit Agreement, dated as of May 14, 2002, by and among GEO Speciality Chemicals, Inc., Deutsche Bank Trust Company Americas, as administrative agent, Salomon Smith Barney Inc., as syndication agent, US Bank National Association, as documentation agent, and certain other financial institutions.

         (b)  Reports on Form 8-K.

         GEO filed no Current Reports on Form 8-K with the Securities and Exchange Commission during the three month period ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               GEO SPECIALTY CHEMICALS, INC.


                               By: _________________________________________________________
Date:  May 15, 2002
                               /s/ William P. Eckman
                               William P. Eckman
                               Executive Vice President and Chief Financial Officer
                               (duly authorized officer and principal financial officer)