Form 10-Q
period 2002-06-30
GEO SPECIALTY CHEMICALS INC
filed 2002-08-05
CIK 1072548

GEO SPECIALTY CHEMICALS INC - 10-Q - Quarterly Report
--------------------------------------------------------------------------------

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

                  For the quarterly period ended June 30, 2002

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

     Shares of Class A Voting Common Stock, $1.00 par value, as of August 5, 2002: 135.835.

     Shares of Class B Nonvoting Common Stock, $1.00 par value, as of August 5, 2002: none.

================================================================================

--------------------------------------------------------------------------------
                                                                          Page 1

GEO SPECIALTY CHEMICALS INC - 10-Q - Quarterly Report
--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
GEO SPECIALTY CHEMICALS, INC.

                                                              (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
                                                                    JUNE 30, 2002    DECEMBER 31, 2001
                                                                    -------------    -----------------
                                                                     (unaudited)
ASSETS
  Current assets
  Cash                                                              $      6,260      $        19,782
  Trade accounts receivable, net of allowance                             28,800               24,292
  of  $528 and $556 at June 30, 2002 and
  December 31, 2001, respectively
  Other receivables                                                          859                  788
  Inventory                                                               28,886               28,921
  Prepaid expenses and other current assets                                3,035                1,601
  Deferred taxes                                                           1,553                1,401
                                                                    ------------      ---------------

       Total current assets                                               69,393               76,785

Property and equipment, net                                              103,657              108,522

Other assets
  Intangible assets, net                                                  10,742               11,990
  Goodwill, net                                                           86,997               86,973
  Other accounts receivable                                                  692                   92
  Deferred taxes                                                           1,987                  449
  Other                                                                    1,713                1,692
                                                                    ------------      ---------------

       Total other assets                                                102,131              101,196
                                                                    ------------      ---------------

       Total assets                                                 $    275,181      $       286,503
                                                                    ============      ===============

--------------------------------------------------------------------------------
                                                                          Page 2

GEO SPECIALITY CHEMICALS INC - 10-Q - Quarterly Report
--------------------------------------------------------------------------------

                                             (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                                    JUNE 30, 2002   DECEMBER 31, 2001
                                                    -------------   -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY                 (unaudited)

Current liabilities
         Current portion of long-term debt          $        975    $          1,050
         Accounts payable                                 14,288              14,127
         Other accounts payable                               95                 112
         Income taxes payable                                153               2,927
         Accrued expenses and other current
         liabilities                                      11,524              10,856
                                                    ------------    ----------------

         Total current liabilities                        27,035              29,072

Long-term liabilities
         Revolving line of credit                              -                   -

         Senior subordinated notes                       120,000             120,000
         Fair value adjustment                            (1,343)             (4,611)
                                                    ------------    ----------------
         Fair value of senior subordinated notes         118,657             115,389

         Term B facility                                  96,525             103,950
         Other long-term liabilities                       8,049               8,983
         Other accounts payable                                -                 252
                                                    ------------    ----------------
          Total long-term liabilities                    223,231             228,574
                                                    ------------    ----------------

Total liabilities                                   $    250,266    $        257,646

Shareholders' Equity
Class A Voting Common Stock, $1 par value,
1,035 shares authorized, 135.835 shares issued and
outstanding at June 30, 2002 and December 31,
2001

Class B Nonvoting Common Stock, $1 par value,
215 shares authorized, 0 shares outstanding at June 30, 2002 and December 31, 2001

Additional paid-in capital                                20,901              20,901
Retained earnings                                          6,137               8,829

Accumulated other comprehensive loss                      (2,123)               (873)
                                                    ------------    ----------------

Total shareholders' equity                          $     24,915    $         28,857
                                                    ------------    ----------------

Total liabilities and shareholders' equity          $    275,181    $        286,503
                                                    ============   ================

          See accompanying notes to consolidated financial statements.

--------------------------------------------------------------------------------
                                                                          Page 3

GEO SPECIALTY CHEMICALS INC - 10-Q - Quarterly Report
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
GEO SPECIALTY CHEMICALS, INC.

                                                                               (IN THOUSANDS)
                                                  APRIL 1               APRIL 1               JAN. 1                JAN. 1
                                                  THROUGH               THROUGH               THROUGH               THROUGH
                                               JUNE 30, 2002         JUNE 30, 2001         JUNE 30, 2002         JUNE 30, 2001
                                               -------------         -------------         -------------         -------------
Net sales                                       $    43,509           $    50,776           $    83,937           $   101,311
Costs of sales                                       35,025                37,049                68,583                73,264
                                                -----------------------------------------------------------------------------

Gross profit                                          8,484                13,727                15,354                28,047

Selling general and administrative
expenses                                              4,689                 5,766                 9,523                11,610
Other expenses (income)                                 (33)                    -                   (33)                    -
                                                -----------------------------------------------------------------------------

Income from operations                                3,828                 7,961                 5,864                16,437

Other expense
   Net interest expense                              (5,203)               (4,085)               (9,490)               (7,494)
   Foreign currency exchange gain                    (1,115)                   98                (1,283)                   (2)
(loss)
   Other                                                526                 2,766                   827                 2,766
                                                -----------------------------------------------------------------------------

Income (loss) before taxes                           (1,964)                6,740                (4,082)               11,707

Provision for taxes                                    (754)                2,770                (1,390)                4,940
                                                -----------------------------------------------------------------------------

Net income (loss)                               $    (1,210)          $     3,970           $    (2,692)          $     6,767
                                                ===========           ===========           ===========           ===========


Total comprehensive income (loss)               $    (4,169)          $     3,970           $    (3,942)          $     6,767
                                                ===========           ===========           ===========           ===========

          See accompanying notes to consolidated financial statements.

-------------------------------------------------------------------------------
                                                                          Page 4

GEO SPECIALTY CHEMICALS INC - 10-Q - Quarterly Report
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
GEO SPECIALTY CHEMICALS, INC.

                                                                         (IN THOUSANDS)

                                                                     JAN 1           JAN 1
                                                                    THROUGH        THROUGH
                                                                JUNE 30, 2002    JUNE 30, 2001
                                                                -------------    -------------
Cash flows from operating activities
   Net income (loss)                                            $     (2,692)     $     6,767
   Adjustments to reconcile net income
     (loss) to net cash from operating
     activities
        Depreciation, depletion and amortization                       7,999            7,559
        Gain on sale of Paper business                                     -           (2,766)
        Deferred income tax (benefit)                                   (975)             294
        Gain on derivative instruments                                  (556)
   Change in assets and liabilities
     Trade accounts receivable                                        (4,508)          (5,027)
     Other accounts receivable                                          (671)          (1,660)
                                                                          35             (366)
     Inventories
     Prepaid expense and other assets                                   (237)          (1,549)
     Accounts payable                                                 (2,214)           4,822
     Other liabilities                                                   130              105
                                                                ------------      -----------

Net cash from operating activities                                    (3,689)           8,179

Cash flows from investing activities
    Purchases of property, plant and equipment                        (2,053)          (3,530)
    Proceeds from sale of Paper
     Business                                                              -            8,500
    Purchase of assets of Peroxy
    Chemicals business from Hercules,
    Inc.                                                                   -          (93,137)
                                                                ------------      -----------
Net cash flows from investing activities                              (2,053)         (88,167)

Cash flows from financing activities
    Borrowings (repayments) under
     revolving line of credit (net)                                        -          (10,000)
    Payments on Term B notes                                          (7,500)               -
    Borrowings on Term B notes                                             -          105,000
    Payments on deferred financing
     Costs                                                              (280)          (4,431)
                                                             ---------------      -----------

Net cash from financing activities                                    (7,780)          90,569

--------------------------------------------------------------------------------
                                                                          Page 5

GEO SPECIALTY CHEMICALS INC - 10-Q - Quarterly Report
--------------------------------------------------------------------------------

Net change in cash                                                   (13,522)         10,581
Cash at beginning of period                                           19,782           7,930

Cash at end of period                                                  6,260          18,511
                                                                 ===========     ===========
Supplemental disclosure of cash flow
Information
   Cash paid for
       Interest                                                  $     9,015     $     6,997
       Taxes                                                           3,485           1,855

          See accompanying notes to consolidated financial statements.







    GEO SPECIALTY CHEMICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

NOTE 1 -- NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business: GEO Specialty Chemicals, Inc. (the Company or GEO) was incorporated in the state of Ohio for the purpose of owning and operating specialty chemical businesses. GEO produces a variety of specialty chemical products for use in various major chemical markets. GEO produces more than 300 products. These products are used primarily in the construction, paper, water treatment, electronic, automotive and oil field industries. GEO sells these products to customers located worldwide.

--------------------------------------------------------------------------------
                                                                          Page 6

GEO SPECIALITY CHEMICALS INC - 10-Q - Quarterly Report
--------------------------------------------------------------------------------

          GEO operates in an environment with many financial and operating risks, including, but not limited to, intense competition, fluctuations in cost and supply of raw materials, technological changes, and environmental matters. The Company has a high level of indebtedness, which creates liquidity and debt service risks.

         INTERIM RESULTS (UNAUDITED): The accompanying consolidated balance sheet at June 30, 2002 and the consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2002 and 2001 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the consolidated financial statements for those interim periods are also unaudited. The consolidated results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with GEO's financial statements for the year ended December 31, 2001, and the notes thereto, which are included in GEOs' Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2002.

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

NOTE 2 - FINANCIAL INSTRUMENTS

GEO adopted the Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. Accordingly all interest rate swaps and foreign currency option agreements are accounted for as hedges of the related liability, firm commitment or anticipated transaction when designated and effective of such items. The effective portion of the gain or loss on the financial instrument is reported in other comprehensive income (loss) and the ineffective portion is reported in current earnings. The Company formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives used are highly effective in offsetting changes in cash flows or fair value of the hedged item. If it becomes probable that the original hedge forecasted transaction will not occur, the net gain
(loss) recorded in comprehensive income (loss) shall be immediately reclassified into current earnings. The Company does not use derivative financial instruments for trading or other speculative purposes and does not use leveraged derivative instruments.

On November 15, 2001, the Company entered into two interest rate derivative contracts with Citibank N.A. The purpose of the contracts is to hedge the Company's interest expense by availing itself of the prevailing interest rate conditions reflected by a steep yield curve and the Company's tax situation. Both derivative contracts were for a notional amount of $90.0 million. Under one contract, the "floating to fixed" contract, the Company agreed to pay Citibank the equivalent of 3.67% annually through August 1, 2004 with payments being made on each February 1 and August 1 during the contract period. Citibank agreed to pay the Company the six-month LIBOR rate, reset on the first day of each semi-annual payment date during the contract period. This contract corresponds to the Company's Term B floating rate debt.

Under the other contract, the "fixed to floating" contract, the Company agreed to pay Citibank the equivalent of the six-month LIBOR rate as of the last business day prior to the payment date plus 5.05%. Citibank agreed to pay the Company during the same period 10.125%. The payment dates are February 1 and August 1 of each year until August, 2008. As part of this transaction the Company sold to Citibank the right to cancel the contract on any payment date commencing August 1, 2004. This contract corresponds to the Senior Subordinated Notes which have a fixed interest rate of 10.125%. Due to the timing of the cancellation provision of the swap contract, the contract is not considered to be 100% effective.

The Company has accounted for these interest rate derivative contracts pursuant to FAS 133. The "floating to fixed" contract has been treated as a cash flow hedge with 100% effectiveness. As of June 30, 2002 and December 31, 2001 the fair value of the hedge was $1.3 million and $0.6 million, respectively. This amount was recorded in other

--------------------------------------------------------------------------------
                                                                          Page 7

GEO SPECIALITY CHEMICALS INC - 10-Q - Quarterly Report
--------------------------------------------------------------------------------

comprehensive income, net of tax and was offset by a reduction in other long-term liabilities in the accompanying consolidated balance sheet.

The "fixed to floating" contract has been treated as a fair value hedge. As of June 30, 2002 and December 31, 2001, the fair market value of the hedge was $1.3 million and $4.3 million, respectively, at which time, based on the change in the fair value of the risk being hedged, a portion of this hedge was deemed to be ineffective. Thus in accordance with FAS 133 the fair market value of the hedge was recorded and was reflected in the other long-term liabilities on the accompanying consolidated balance sheet. The change in the fair value of the risk being hedged was recorded and is reflected as a $1.3 million and $4.6 million reduction in the fair value of the senior subordinated notes as of June 30, 2002 and December 31, 2001, respectively. The change in the ineffective portion of $0 million and $0.3 million is reflected in current earnings (loss) as of June 30, 2002 and December 31, 2001, respectively.

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

GEO's exposure to market risk for changes in foreign currency exchange rates arises from financial activities between subsidiaries and firm commitments arising from international transactions. GEO attempts to have such transaction exposure hedged with internal natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency option agreements with third parties. During 2001, GEO entered into option contracts that collar the Australian dollar between .47 and .53 in relation to the U.S. dollar, in anticipation of capital project expenditures in Pinjarra, Australia. GEO entered into those contracts at no cost. These contracts mature through December 31, 2002. In accordance with FAS 133 as of December 31, 2001 these contracts were deemed to be 100% effective and the effective gain was reflected in other comprehensive income. In April of 2002, one set of the contracts was sold for a $0.43 million gain, which is included in other income from operations. Due to the fact that the other contracts expire in 2002 and the Pinjarra project has been deferred until 2003, these contracts were deemed to be ineffective as of January 1, 2002. Thus in accordance with SFAS 133 the ineffective gain on these contracts is reflected in current earnings. The fair value of the ineffective contracts was $0.8 million and $0.06 million as of June 30, 2002 and December 31, 2001, respectively, and is included in other income after operations.

NOTE 3 -- GOODWILL AND OTHER INTANGIBLE ASSETS

GEO adopted FAS 142, "Goodwill and Other Intangible Assets", on January 1, 2002. This statement resulted in the cessation of goodwill amortization. All of the provisions of this statement will be applied to future fiscal years, to all goodwill and intangible assets recognized in GEO's statement of financial position, regardless of when these assets were initially recognized.

As of June 30, 2002, GEO has goodwill and intangible assets (net of amortization) of $97.7 million. For the six months ended June 30, 2002, GEO recorded $1.1 million in amortization expense associated with the intangible assets. For the six months ended June 30, 2001, GEO recognized $2.3 million in amortization expense relating to goodwill and intangible assets of which $1.5 million directly related to goodwill amortization. The following adjusts reported net income (loss) to exclude goodwill amortization.

                                                           (IN THOUSANDS)
                                      APRIL 1         APRIL 1          JAN. 1          JAN. 1
                                      THROUGH         THROUGH         THROUGH         THROUGH
                                   JUNE 30, 2002   JUNE 30, 2001   JUNE 30, 2002   JUNE 30, 2001
                                   -------------   -------------   -------------   -------------
Reported net income (loss)         $     (1,210)   $       3,970   $     (2,692)   $       6,767
Addback goodwill amortization                 -              752              -            1,450
                                   -------------------------------------------------------------

Adjusted net income (loss)         $     (1,210)   $       4,722   $     (2,692)   $       8,217

NOTE 4 -- CREDIT FACILITY AND LONG-TERM BORROWINGS

--------------------------------------------------------------------------------
                                                                          Page 8

GEO SPECIALTY CHEMICALS INC - 10-Q - Quarterly Report
--------------------------------------------------------------------------------

On May 14, 2002, the Senior Credit Agreement originally entered into in May, 2001, with Bankers Trust Company, Saloman Smith Barney Inc. (CitiGroup) and various other financial institutions, was amended. Pursuant to the amendment, the Term Loan B Facility was reduced from $105.0 million to $97.5 million and the Revolving Credit Facility was reduced from $40.0 million to $20.0 million. The interest margins on the Term Loan B Facility and the Revolving Credit Facility were increased and another line reflecting a higher leverage ratio was added to the pricing grid for each facility.

As part of the amendment, effective March 31, 2002, certain covenants of the senior credit facility were changed for the period January 1, 2002 until December 31, 2003. During this 24 month period less rigorous leverage and interest coverage ratios are effective. Also amended was the maximum allowed capital expenditures covenant which was reduced from $13.0 million to $10.0 million annually. In addition, restrictions were placed on any capital expenditures pertaining to the Company's Pinjarra project during the 24 month period.

Several other sections of the Senior Credit Agreement were amended. These amendments were primarily made to limit the Company's ability to make acquisitions without the approval of the lenders, provide for the use of additional shareholder or other subordinating lending for certain major projects, reduce the amount of cash the Company can retain from divestments and to clarify certain definitions and reporting requirements.

In connection with the amendment, GEO was also required to make a $7.5 million principal payment on the Term B loan on May 15, 2002.

NOTE 5 -  INVENTORY

         Inventory consists of the following components (in thousands):

                                      June 30, 2002       December 31, 2001
                                      -------------       -----------------

Raw materials                           $    8,628            $     8,753
Work in progress                                79                     59
Finished goods                              20,179                 20,109
                                        ----------            -----------
                                        $   28,886            $    28,921
                                        ==========            ===========


Management's Discussion and Analysis of Financial Condition and Results of Operations -

Results of Operations

The following table sets forth certain operations data of GEO for the second quarter of 2001 and 2002 and the first six months of 2001 and 2002 expressed in millions of dollars and as a percentage of net sales for the respective periods.

                                Three Months Ended June 30,          Six Months Ended June 30,
                                ---------------------------          -------------------------
                                  2001              2002              2001              2002
                                  ----              ----              ----              ----
                              $        %        $        %          $       %        $       %
                            ----     ----     ----     ----       ----    ----     ----    ----
Net sales                   $50.7    100.0%   $43.5    100.0%    $101.3   100.0%   $83.9   100.0%
Gross profit                 13.7     27.0      8.5     19.5       28.0    27.7     15.4    18.4
Operating income              8.0     15.7      3.8      8.7       16.4    16.2      5.9     7.0
Net income (loss)             3.9      7.6     (1.2)    (2.8)       6.8     6.7     (2.7)   (3.2)
EBITDA                       11.8     23.2      7.5     17.2       23.6    23.3     13.2    15.7
Net interest expense          4.1      8.0      5.2     12.0        7.5     7.4      9.5    11.3
Capital expenditures          1.5      3.0      1.3      3.0        3.5     3.5      2.1     2.5

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001


--------------------------------------------------------------------------------
                                                                          Page 9

GEO SPECIALTY CHEMICALS INC - 10-Q - Quarterly Report
--------------------------------------------------------------------------------

Net Sales. Net sales for the three months ended June 30, 2002 were $43.5 million, representing a $7.2 million or 14.2% decrease compared to $50.7 million of net sales during the same period in 2001. Most of the decrease in net sales was attributable to a $9.8 million or 91.2% decline in gallium revenues and a $1.8 million decline in paper chemical revenue. The additional two months business of organic peroxide sales contributed $5.1 million of additional sales compared to the same three month period in 2001. Most of the remaining overall difference, a $0.7 million increase, was due to a 9.2% increase in net sales to the construction market.

Gross Profit. Gross profit for the three months ended June 30, 2002 was $8.5 million, or 19.5% of net sales, representing a $5.2 million or 38.0% decrease compared with gross profit of $13.7 million, or 27.0% of net sales, during the same period in 2001. The gross profit of the gallium business declined $7.3 million or 100% due primarily to the sharp reduction in both sales volume and prices during the period compared to the same period in 2001. The additional revenue of organic peroxide generated $1.6 million of gross profit. The improved sales to the construction industry and lower production costs account for the remaining $0.5 million improvement. The major decline in gross profit as a percent of net sales compared to the second quarter of 2001 was almost exclusively related to the mix impact of the drop in gallium sales. Excluding gallium, gross profits relative to sales were either flat to improved in most markets due to lower variable costs (i.e. freight and raw materials) and lower plant costs.

Operating Income. Operating income for the three months ended June 30, 2002 was $3.8 million, or 8.7% of net sales, representing a $4.2 million or 52.5% decrease compared with operating income of $8.0 million, or 15.8% of net sales, during the same period in 2001. The decrease was due to the performance of the gallium business, contributing $7.2 million less in operating income. Partially offsetting the gallium related decline were a $1.1 million additional contribution from the organic peroxide unit, improvements of $0.5 million from construction chemicals and the ongoing paper chemical supply arrangement with ONDEO Nalco, and a $0.9 million reduction in goodwill amortization charges. During the three month period ending June 30, 2002, two non-recurring offsetting items occurred. The first event was a $0.4 million net gain on the sale of Australian Dollar hedge contracts prompted by the deferral until 2003 of the gallium capacity expansion project in Pinjarra, Australia. The second event was a $0.4 million accrual to settle and terminate a supply contract to source gallium from a supplier in Kazakstan which was executed in November, 2000.

Net Income. Net income for the three months ended June 30, 2002 was ($1.2) million, or (2.8%) of net sales, representing a $5.1 million decrease compared with net income of $3.9 million, or 7.7% of net sales, during the same period in 2001. The decrease in net income was primarily attributable to the decline in operating income of $4.2 million, $1.0 million of interest and $0.1 million of deferred financing cost amortization and an increase in financing expenses related to the additional debt associated with the organic peroxide acquisition at the end of April 2001. The non-operating net gains resulting primarily from the divestment of the paper chemical business in April, 2001 of $2.8 million were offset by a $3.5 favorable change in the income tax provision resulting from the change in overall financial performance during the three month period ending June 30, 2002. Also during the period, the Company recorded an unrealized gain of $0.8 million related to Australian dollar hedge contracts. This gain was offset by $1.1 million of foreign exchange losses related to the net assets of the gallium business in Europe due to the depreciation of the Euro during the period.

EBITDA. EBITDA for the three months ended June 30, 2002 was $7.5 million, or 17.2% of net sales, representing a $4.3 million or 36.4% decrease compared with EBITDA of $11.8 million, or 23.3% of net sales, during the same period in 2001. The EBITDA related to the gallium business declined by $7.1 million. The additional EBITDA from the organic peroxide business was $1.4 million. The increase in sales to the construction market and the arrangement to supply paper chemicals to ONDEO Nalco generated $1.2 million of increased EBITDA. The remaining difference of $0.2 million was due primarily to reduced corporate expenses.

Net Interest Expense. Net interest expense for the three months ended June 30, 2002 was $5.2 million, or 12.0% of net sales, representing a $1.1 million or 26.8% increase from the net interest expense of $4.1 million, or 8.1% of net sales, during the same period in 2001. This increase in net interest expense was attributable to additional two months of indebtedness related to the peroxide acquisition.

Capital Expenditures. Capital expenditures for the three months ended June 30, 2002 were $1.3 million or a $0.2 million decrease compared to $1.5 million of capital expenditures during the same period in 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001


--------------------------------------------------------------------------------
                                                                         Page 10

GEO SPECIALITY CHEMICALS INC - 10-Q - Quarterly Report
--------------------------------------------------------------------------------

Net Sales. Net sales for the six months ended June 30, 2002 were $83.9 million, representing a $17.4 million or 17.2% decrease compared with net sales of $101.3 million during the same period in 2001. The decrease in net sales was primarily attributable to the gallium business which accounted for $22.1 million of the decrease. The gallium business produces high purity materials used in cell phones, and its decrease in net sales was driven by lower volume and prices indicative of the depressed state of the telecommunications market. Also contibuting to the decrease in net sales were the divestment of the paper chemical business, resulting in a net loss of $5.1 million of revenues, and a $4.2 million decrease in sales of aluminum chemicals due primarily to reduced volumes of merchant clay for oil and gas uses. Partially offsetting the decrease in net sales was a $13.8 million increase in organic peroxide products revenues resulting from the acquisition of the business unit from Hercules at the end of May 2001.

Gross Profit. Gross profit for the six months ended June 30, 2002 was $15.4 million, or 18.4% of net sales, representing a $12.6 million or 45.0% decrease compared to gross profit of $28.0 million, or 27.7% of net sales, during the same period in 2001. The decrease in gross profit was primarily attributable to the gallium business which experienced a $15.9 million or a 99.2% loss in gross profit due to the dramatic decrease in sales volume and prices. The divestment of the paper chemical business caused a $1.6 million decrease in gross profit compared to the six month period ended June 30, 2001. Partially offsetting these decreases, as well as the lower gross profit contributed by aluminum chemicals, were the net increase of $4.6 million in gross profit contributed by the organic peroxide business and more favorable raw material costs and plant costs in general.

Operating Income. Operating income for the six months ended June 30, 2002 was $5.9 million, or 7.0% of net sales, representing a $10.5 million or 64.0% decrease compared with operating income of $16.4 million, or 16.2% of net sales, during the same period in 2001. The decrease in operating income was attributable to the $12.6 million decline from the gallium business. A $2.1 million reduction in selling, general and administative costs lessened the impact of the unfavorable change in gross profit. Of the amount, $1.0 million was the result of reductions in operating expenses, $1.2 million was a result of lower goodwill amortization charges while depreciation increased slightly, $0.1 million. The decline in operating expenses was mostly in the gallium business, corporate costs and the net impact of divesting the paper chemicals unit and acquiring the organic peroxide business.

Net Income (Loss). Net income for the six months ended June 30, 2002 was ($2.7) million, or (3.2%) of net sales, representing a $9.5 million decrease compared with net income of $6.8 million, or 6.7% of net sales, during the same period in 2001. The decrease in net income was due primarily to the decline in operating income. Actual net interest expense increased by $1.8 million and amortization of deferred financing costs increased by $0.2 million. Both of these increases were attributable to the additional debt incurred to finance the organic peroxide acquisition. Also during the period, the Company recorded an unrealized gain of $0.8 million related to Australian dollar hedge contracts. This gain was offset by $1.3 million of foreign exchange losses related to the net assets of the gallium business in Europe due to the depreciation of the Euro during the period.

EBITDA. EBITDA for the six months ended June 30, 2002 was $13.2 million, or 15.7% of net sales, representing a $10.4 million or 44.1% decrease compared to EBITDA of $23.6 million, or 23.3% of net sales, during the same period in 2001. The decrease in EBITDA was attributable to the gallium business, which experienced a $15.5 million drop in EBITDA compared to the first six months of 2001. The organic peroxide business contributed $4.0 million of the $5.1 million of increased EBITDA, which partially offset the impact of gallium's decreased performance. The remaining difference was mostly generated by improved sales and margins related to construction chemicals.

Net Interest Expense. Net interest expense for the six months ended June 30, 2002 was $9.5 million, or 11.3% of net sales, representing a $2.0 million or 26.7% increase compared to the net interest expense of $7.5 million, or 7.4% of net sales, during the same period in 2001. As noted previously, actual interest charges increased by $1.8 million and amortization related to deferred financing costs increased by $0.2 million. These increases were related to carrying additional debt for the organic peroxide acquisition for the entire six month period in 2002 versus only one month in 2001.

Capital Expenditures. Capital expenditures for the six months ended June 30, 2002 were $2.1 million or a $1.4 million decrease compared to $3.5 million of capital expenditures during the same period in 2001. The decrease in

--------------------------------------------------------------------------------
                                                                         Page 11

GEO SPECIALITY CHEMICALS INC - 10-Q - Quarterly Report
--------------------------------------------------------------------------------

capital expenditures reflects the controls placed on capital projects in light of market conditions, financial performance during the first six months of 2002 and restrictions under its amended credit facility.


Liquidity and Capital Resources

GEO's primary cash needs are for working capital, capital expenditures and debt service. GEO has financed these needs from internally generated cash flow, in addition to periodic draws on GEO's credit facility. As of June 30, 2002, GEO had no material commitments for capital expenditures except as described below.

In December 2001, GEO entered into a ten-year exclusive agreement with Alcoa of Australia concerning the restart of the gallium extraction facility in Pinjarra, Australia. Pursuant to the agreement, GEO has 36 months to begin actions to start gallium operations without incurring a penalty. GEO has an option to acquire the shares of Rhodia Pinjarra Ltd., the current owner of the dormant gallium extraction plant in Pinjarra. The option expires in September, 2002. As of June 30 2002, GEO was working with Rhodia to finalize the details necessary to execute the option as well as updating its due diligence and contacting various Australian governmental authorities in anticipation of executing the option prior to September, 2002. All other work by GEO on the Pinjarra project was in suspension due to the weak condition of the global gallium market and restrictions under its amended credit facility.

In July 2002, GEO entered into three-year renewable lease with the Port Authority of Lake Charles, Louisiana. As part of the lease, GEO will upgrade a dormant plant and manufacture sodium aluminate. The total expected expenditures for this project are $0.9 million. The plant is expected to begin manufacturing in early August, 2002.

Net cash provided from operations for the six month periods ending June 30, 2002 and 2001 was ($3.7) million and $8.2 million, respectively. The $11.9 million decrease was due primarily to a decrease in net income of $9.7 million.

On May 14, 2002, GEO's senior credit agreement was amended effective March 31, 2002. As part of the amendment, the leverage, interest coverage and capital expenditures covenenants were changed, the Term B loan was reduced from $105.0 million to $97.5 million and the revolving credit facility was reduced from $40.0 million to $20.0 million. The amended revolving loan facility expires in 2005 and the Term B loan facility expires in December, 2007. The revolving loan facility has no annual amortization requirement. The Term B loan has a $1.0 million per annum amortization requirement until June 30, 2004, when the first semi-annual amortization payment of $4.6 million is due. The semi-annual $4.6 million payments are due until the expiration of the Term B loan when the total of the remaining Term B balance is due. The Term B loan also has a mandatory prepayment provision based on an annual calculation of excess cash flow. As part of the May 14, 2002 amendment, interest margins paid under the Term B facility and the revolving credit facility were increased and another line reflecting a higher leverage ratio was added to the pricing grid corresponding to both facilities. As of June 30, 2002, GEO had no borrowings outstanding on its $20.0 million revolving credit facility. Borrowings under the revolving credit facility and Term B loan facility bear interest at GEO's option, at:

         . 1.25% to 2.50% for the revolving facility and 2.25% to 3.00% for the Term B facility, depending on GEO's leverage ratio, above the higher of an adjusted certificate of deposit rate plus 0.5% or the prime lending rate of Bankers Trust Company; or

         . An adjusted Eurodollar rate plus 2.25% to 4.50% for the revolving facility and 3.25% to 5.00% for the Term B facility depending on GEO's leverage ratio.

As of June 30, 2002, GEO's interest rate under the Term B facility was 7.05%. The overall senior credit agreement, which includes both the revolving credit facility and the Term B facility, contains customary covenants including the maintenance of certain financial ratios.

During the six months ended June 30, 2002, GEO repaid $7.5 million of its Term B Loan facility. During the six month period ended June 30, 2002 cash paid for interest was $9.5 million compared to $7.0 million during the same period in 2001.

--------------------------------------------------------------------------------
                                                                         Page 12

GEO SPECIALITY CHEMICALS INC - 10-Q - Quarterly Report
--------------------------------------------------------------------------------

Cash paid for income taxes during the six months period ended June 30, 2002 was $3.5 million compared to $1.9 million during the same period in 2001. Almost all of the income tax payments made during both periods were attributable to the gallium results of GEO Gallium S.A., a GEO subsidiary in France.

GEO has the follwing contractual and commercial commitment obligations as of June 30, 2002 that can impact its liquidity:

   Contractual                                         Principal Payments Due by Period
   Obligations (in thousands)
                                       Total        Less than 1      1-3 Years       4-5 Years      After 5
                                       -----        ------------     ---------       ---------      -------
                                                        Year                                         Years
                                                        ----                                         -----
   Long-Term Debt                       $217,500           975         14,904           18,571      183,050

   Line of Credit                          -               -              -                -            -
   Operating Leases                        1,372           398            896               78          -
                                        --------         -----         ------           ------      -------
   Total Contractual Cash
   Obligations                          $218,872         1,373         15,800           18,649      183,050

   Other Commercial                               Amount of Commitment Expiration per Period
   Commitments (in thousands)
                                       Total
                                      Amounts        Less Than 1
                                                     ------------
                                     Committed           Year         1-3 Years      4-5 Years    Over 5 Years
                                     ---------           ----         ---------      ---------    ------------
   Lines of Credit                    $20,000              -              -              -           20,000
   Standby Letters of Credit              -                -              -              -              -
                                      -------           ------         -------        -------        ------
   Total Commercial Commitments       $20,000              -              -              -           20,000

As of June 30, 2002, GEO had a cash balance of $6.3 million and $20.0 million available under its revolving loan facility. This level of liquidity compares to a cash balance of $18.5 million and $40.0 million of revolving loan availability as of June 30, 2001. The cash balance decrease of $12.2 million was due mostly to payments of $7.5 million made in the three month period ending June 30, 2002 on the Term B facility and a $3.5 million payment of 2001 income taxes in France related to the gallium business.

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

--------------------------------------------------------------------------------
                                                                         Page 13

GEO SPECIALTY CHEMICALS INC - 10-Q - Quarterly Report
--------------------------------------------------------------------------------

Disclosure Regarding Forward-Looking Statements Contained in this Report

Some of the statements made in this report, including statements containing the words "believes," "anticipates," "intends," "expects," "should," "may," "will," "continue" and "estimate," and similar words, constitute forward-looking statements under the federal securities laws. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of GEO or its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from GEO's expectations include the following: (1) changes in general economic conditions or the conditions in specific market sectors that might impact the demand for GEO's products, in the United States or in the foreign countries where GEO sells products; (2) decreases in customer spending levels due to general economic conditions or the conditions in specific market sectors or other factors affecting their volume of business; (3) the increased risk during economic downturns that GEO's customers may declare bankruptcy or experience payment difficulties; (4) increases in GEO's cost of borrowing or default or covenant violation under GEO's indenture or other material debt agreement; (5) GEO's inability to effect additional acquisitions or make capital expenditures or other investments or expansions; (6) continued weakness in or worsening of the telecommunications market or other markets that GEO serves; (7) GEO's inability to effectively integrate, or maintain or grow the sales of, acquired businesses, or its incurrence of greater than expected expenses in connection with operating acquired businesses; (8) GEO's inability to repay or refinance its indebtedness at such time as the principal amounts thereof become payable or are accelerated; and (9) changes in environmental or other governmental regulations or enforcement. Given these uncertainties, you should not place undue reliance upon such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

As a result of GEO's global operating activities, GEO is exposed to market risks from changes in interest rates and in foreign currency exchange rates which may adversely affect GEO's operating results and financial position. GEO's goal is to minimize its risks from interest and foreign currency exchange rate fluctuations through its normal operating activities and financing activities and, when deemed appropriate, through the use of derivative financial instruments. For a description of GEO's interest rate derivative contracts, see
Note 2 to the Consolidated Financial Statements included herein. GEO does not use derivative financial instruments for trading or other speculative purposes and does not use leveraged derivative financial instruments.

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

GEO's exposure to market risk for changes in foreign currency exchange rates arises from financing activities between subsidiaries and firm commitments arising from international transactions. GEO attempts to have such transaction exposure hedged with internal natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency option agreements with third parties. During 2001, GEO entered into option contracts that collar the Australian dollar between .47 and .53 in relation to the U.S. dollar, in anticipation of capital project expenditures in Pinjarra, Australia. GEO entered into these contracts at no cost. These contracts mature through December 31, 2002. Two of the contracts were terminated in April, 2002 and resulted in a gain of $433,000. At June 30, 2002, GEO's options had a carrying value of $859,000 due to the strengthening of the Australian dollar from the transaction date to the end of the current quarter.

The fair value of GEO's fixed rate long-term notes is sensitive to changes in interest rates. Interest rate changes would result in gains/losses in the fair value of the notes due to differences between the market interest rates and rates at the date of the issuance of the notes. The fair value of GEO's long-term debt as of June 30, 2002, based upon market quotations, is approximately $96.0 million. Based on a hypothetical immediate 100 basis point increase in interest rates at June 30, 2002, the fair value of GEO's fixed rate long-term notes would be impacted by a net decrease of $5.7 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of GEO's fixed rate long-term notes at June 30, 2002 of $6.1 million.

--------------------------------------------------------------------------------
                                                                         Page 14

GEO SPECIALTY CHEMICALS INC - 10-Q - Quarterly Report
--------------------------------------------------------------------------------

                                     PART II
                                OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits.

             Exhibit 99.1 Certification Pursuant to Section 1350 of Chapter 23 of Title 18 of the United States Code

             Exhibit 99.2 Certification Pursuant to Section 1350 of Chapter 23 of Title 18 of the United States Code

        (b)  Reports on Form 8-K.

             None.

--------------------------------------------------------------------------------
                                                                         Page 15

GEO SPECIALTY CHEMICALS INC - 10-Q - Quarterly Report
--------------------------------------------------------------------------------

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GEO SPECIALTY CHEMICALS, INC.


Date:  August 5, 2002               By: /s/ William P. Eckman


                                    ____________________________________________
                                    William P. Eckman
                                    Executive Vice President and Chief Financial
                                    Officer (duly authorized officer and
                                    principal financial officer)

--------------------------------------------------------------------------------
                                                                         Page 16