Form 10-Q
period 2002-09-30
GEO SPECIALTY CHEMICALS INC
filed 2002-11-13
CIK 1072548

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002

Commission File Number: 333-70011

GEO SPECIALTY CHEMICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Ohio (State or Other Jurisdiction of Incorporation or Organization)	34-1708689 (I.R.S. Employer Identification No.)

GEO Specialty Chemicals, Inc.
3201 Enterprise Parkway, Suite 490
Cleveland, Ohio 44122
(Address, including Zip Code, of Principal Executive Offices)

(216) 464-5564
(Registrant’s Telephone Number, including Area Code)

     Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Shares of Class A Voting Common Stock, $1.00 par value, as of November 12, 2002: 135.835.

     Shares of Class B Nonvoting Common Stock, $1.00 par value, as of November 12, 2002: none.

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
GEO SPECIALTY CHEMICALS, INC.

	(IN THOUSANDS EXCEPT SHARE DATA)
	SEPTEMBER 30, 2002	DECEMBER 31, 2001

	(unaudited)
ASSETS
Current assets
Cash	$6,254	$19,782
Trade accounts receivable, net of allowance	25,194	24,292
of $516 and $556 at September 30, 2002 and
December 31, 2001, respectively
Other receivables	293	788
Inventory	28,736	28,921
Prepaid expenses and other current assets	2,657	1,601
Deferred taxes	1,213	1,401

Total current assets	64,347	76,785

Property and equipment, net	103,427	108,522

Other assets
Intangible assets, net	10,613	8,671
Goodwill, net	86,847	90,292
Other accounts receivable	1,136	92
Deferred taxes	3,218	449
Other	1,743	1,692

Total other assets	103,557	101,196

Total assets	$271,331	$286,503

	(IN THOUSANDS EXCEPT SHARE DATA)

	SEPTEMBER 30, 2002	DECEMBER 31, 2001

LIABILITIES AND SHAREHOLDERS' EQUITY	(unaudited)

Current liabilities
Current portion of long-term debt	$975	$1,050
Accounts payable	14,413	14,127
Other accounts payable	68	112
Income taxes payable	270	2,927
Accrued expenses and other current
Liabilities	9,052	10,856

Total current liabilities	24,778	29,072

Long-term liabilities
Revolving line of credit	-	-

Senior subordinated notes	120,000	120,000
Fair value adjustment	2,173	(4,611)

Fair value of senior subordinated notes	122,173	115,389

Term B facility	95,550	103,950
Other long-term liabilities	6,295	8,983
Other accounts payable	-	252

Total long-term liabilities	224,018	228,574

Total liabilities	$248,796	$257,646

Shareholders' Equity
Class A Voting Common Stock, $1.00 par value,
1,035 shares authorized, 135.835 shares issued and
outstanding at September 30, 2002 and
December 31, 2001

Class B Nonvoting Common Stock, $1 par value,
215 shares authorized, 0 shares outstanding at
September 30, 2002 and December 31, 2001

Additional paid-in capital	20,901	20,901
Retained earnings	4,860	8,829

Accumulated other comprehensive loss	(3,226)	(873)

Total shareholders' equity	$22,535	$28,857

Total liabilities and shareholders' equity	$271,331	$286,503

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
GEO SPECIALTY CHEMICALS, INC

		(IN THOUSANDS)
	JULY 1	JULY 1	JAN. 1	JAN. 1
	THROUGH	THROUGH	THROUGH	THROUGH
	SEPT. 30, 2002	SEPT. 30, 2001	SEPT. 30, 2002	SEPT. 30, 2001

Net sales	$42,155	$45,981	$126,092	$147,292
Costs of sales	35,288	36,500	103,871	109,764

Gross profit	6,867	9,481	22,221	37,528
Selling general and administrative
expenses	4,393	6,047	13,916	17,657
Other expenses (income)	-	-	(33)	-

Income from operations	2,474	3,434	8,338	19,871
Other expense
Net interest expense	(5,027)	(5,280)	(14,517)	(12,774)
Foreign currency exchange gain (loss)	(325)	20	(781)	18
Other	953	-	953	2,766

Income (loss) before taxes	(1,925)	(1,826)	(6,007)	9,881

Provision (benefit) for taxes	(648)	(1,536)	(2,038)	3,404

Net income (loss)	$(1,277)	$(290)	$(3,969)	$6,477

Total comprehensive income (loss)	$321	$(771)	$(6,322)	$5,996

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
GEO SPECIALTY CHEMICALS, INC.

	(IN THOUSANDS)
	JAN 1	JAN 1
	THROUGH	THROUGH
	SEPT. 30, 2002	SEPT. 30, 2001

Cash flows from operating activities
Net income (loss)	$(3,969)	$6,477
Adjustments to reconcile net income
(loss) to net cash from operating
activities
Depreciation, depletion and	11,632	12,646
amortization
Gain on sale of Paper business	-	(2,766)
Deferred income tax (benefit)	(2,579)	(1,699)
Gain on derivative instruments	1,159	-
Change in assets and liabilities
Trade accounts receivable	(2,590)	(3,609)
Other accounts receivable	(549)	1,357
Inventories	184	(2,152)
Prepaid expense and other assets	(329)	(780)
Accounts payable	(3,365)	(323)
Other liabilities	(79)	(536)

Net cash from operating activities	(485)	8,615
Cash flows from investing activities
Purchases of property, plant and
equipment	(3,743)	(5,541)
Proceeds from sale of Paper
Business	-	8,500
Purchase of GEO Pinjarra from
Rhodia Chimie	(497)	-
Project expenditures related to
Pinjarra, Australia Capital Project	-	(1,326)
Purchase of assets of Peroxy
Chemicals business from Hercules,
Inc.	-	(93,137)

Net cash flows from investing
activities	(4,240)	(91,504)
Cash flows from financing activities
Borrowings (repayments) under
revolving line of credit (net)	-	(10,000)
Payments on Term B notes	(8,475)	-
Borrowings on Term B notes	-	105,000
Payments on deferred financing
Costs	(328)	(4,668)

Net cash from financing activities	(8,803)	90,332

Net change in cash	(13,528)	7,443
Cash at beginning of period	19,782	7,930

Cash at end of period	6,254	15,373

Supplemental disclosure of cash flow
Information
Cash paid for
Interest	$15,005	$13,072
Taxes	3,485	3,323

In conjunction with the acquisition of the stock of Rhodia Pinjarra Pty Ltd. from Rhodia Chimie, liabilities were assumed as follows:

Fair value of assets acquired	$1,376
Cash paid	(497)
Release of certain receivables due to purchaser from seller, net of certain liabilities released due to seller from purchaser	(879)

Liabilities assumed	-

See accompanying notes to consolidated financial statements.

GEO SPECIALTY CHEMICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

     INTERIM RESULTS (UNAUDITED): The accompanying consolidated balance sheet at September 30, 2002, the consolidated statements of operations for the three and nine month periods ended September 30, 2002 and 2001 and the consolidated statement of cash flows for the nine month periods ended September 30, 2002 and 2001 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the consolidated financial statements for those interim periods are also unaudited. The consolidated results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with GEO’s financial statements for the year ended December 31, 2001, and the notes thereto, which are included in GEO’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2002.

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of GEO and its wholly-owned subsidiaries, GEO Specialty Chemicals Ltd., GEO Holdings (Europe) SARL, GEO Gallium S.A., Ingal Stade GmbH and GEO Pinjarra Pty, Ltd. All significant intercompany balances and transactions have been eliminated.

COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) consists of GEO’s net income (loss), the effects of foreign exchange translation adjustments and the effective gain or losses on financial instruments.

NOTE 2 – FINANCIAL INSTRUMENTS

GEO adopted the Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities on January 1, 2001. Accordingly, all interest rate swaps and foreign currency option agreements are accounted for as hedges of the related liability, firm commitment or anticipated transaction when designated and effective of such items. The effective portion of the gain or loss on the financial instrument is reported in other comprehensive income (loss) and the ineffective portion is reported in current earnings. The Company formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used are highly effective in offsetting changes in cash flows or fair value of the hedged item. If it becomes probable that the original hedge forecasted transaction will not occur, the net gain (loss) recorded in comprehensive income (loss) shall be immediately reclassified into current earnings. The Company does not use derivative financial instruments for trading or other speculative purposes and does not use leveraged derivative instruments.

On November 15, 2001, the Company entered into two interest rate derivative contracts with Citibank N.A. The purpose of the contracts is to hedge the Company’s interest expense by availing itself of the prevailing interest rate conditions reflected by a steep yield curve and the Company’s tax situation. Both derivative contracts were for a notional amount of $90.0 million. Under one contract, the “floating to fixed” contract, the Company agreed to pay Citibank the equivalent of 3.67% annually through August 1, 2004 with payments being made on each February 1 and August 1 during the contract period. Citibank agreed to pay the Company the six-month LIBOR rate, reset on the first day of each semi-annual payment date during the contract period. This contract corresponds to the Company’s Term B floating rate debt.

Under the other contract, the “fixed to floating” contract, the Company agreed to pay Citibank the equivalent of the six-month LIBOR rate as of the last business day prior to the payment date plus 5.05%. Citibank agreed to pay the Company during the same period 10.125%. The payment dates are February 1 and August 1 of each year until August, 2008. As part of this transaction the Company sold to Citibank the right to cancel the contract on any payment date commencing August 1, 2004. This contract corresponds to the Senior Subordinated Notes which have a fixed interest rate of 10.125%. Due to the timing of the cancellation provision of the swap contract, the contract is not considered to be 100% effective.

The Company has accounted for these interest rate derivative contracts pursuant to FAS 133. The “floating to fixed” contract has been treated as a cash flow hedge with 100% effectiveness. As of September 30, 2002 and December 31, 2001 the fair value of the hedge was ($3.0) million and $0.6 million, respectively. This amount was recorded in other comprehensive income, net of tax and in other long-term liabilities in the accompanying consolidated balance sheet.

The “fixed to floating” contract has been treated as a fair value hedge. As of September 30, 2002 and December 31, 2001, the fair market value of the hedge was $2.2 million and ($4.3) million, respectively, at which time, based on the change in the fair value of the risk being hedged, a portion of this hedge was deemed to be ineffective. Thus, in accordance with FAS 133 the fair market value of the hedge was recorded and was reflected in the other long-term liabilities on the accompanying consolidated balance sheet. The change in the fair value of the risk being hedged was recorded and is reflected as a $2.2 million increase and a $4.6 million reduction in the fair value of the senior subordinated notes as of September 30, 2002 and December 31, 2001, respectively, on the accompanying balance sheet. The change in the ineffective portion of $0.3 million and ($0.3) million is reflected in current earnings (loss) as of September 30, 2002 and December 31, 2001, respectively.

As a result of GEO’s global operating activities, GEO is exposed to market risks from changes in foreign currency exchange rates which may adversely affect GEO’s operating results and financial position. GEO’s goal is to minimize its risks from foreign currency exchange rate fluctuations through its normal operating activities and, when deemed appropriate, through the use of derivative financial instruments. GEO does not use derivative financial instruments for trading or other speculative purposes and does not use leveraged derivative financial instruments.

GEO’s exposure to market risk for changes in foreign currency exchange rates arises from financial activities between subsidiaries and firm commitments arising from international transactions. GEO attempts to have such transaction exposure hedged with internal natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency option agreements with third parties. During 2001, GEO entered into option contracts that collar the Australian dollar between .47 and .53 in relation to the U.S. dollar, in anticipation of capital project expenditures in Pinjarra, Australia. GEO entered into those contracts at no cost. These contracts mature through December 31, 2002. In accordance with FAS 133 as of December 31, 2001 these contracts were deemed to be 100% effective and the effective gain is reflected in other comprehensive income. In 2002, the Company has elected to defer the Pinjarra project until 2003. In April of 2002, one set of the contracts was sold for a $0.43 million gain. Due to the fact that the other contracts expire in 2002 and the project has been deferred until 2003, these contracts were deemed to be ineffective as of March 31, 2002. Thus in accordance with SFAS 133 the ineffective gain on these contracts is reflected in current earnings. The fair value of the ineffective contracts was $0.43 million and $0.06 million as of September 30, 2002 and December 31, 2001, respectively.

NOTE 3 – GOODWILL AND OTHER INTANGIBLE ASSETS

GEO adopted FAS 142, “Goodwill and Other Intangible Assets”, on January 1, 2002. This statement resulted in the cessation of goodwill amortization. All of the provisions of this statement will be applied to future fiscal years, to all goodwill and intangible assets recognized in GEO’s statement of financial position, regardless of when these assets were initially recognized.

As of September 30, 2002, GEO has goodwill and intangible assets (net of amortization) of $97.5 million. For the nine months ended September 30, 2002, GEO recorded $2.6 million in amortization expense associated with the intangible assets. For the nine months ended September 30, 2001, GEO recognized $4.9 million in amortization expense relating to goodwill and intangible assets of which $3.0 million directly related to goodwill amortization. The following adjusts reported net income (loss) to exclude goodwill amortization.

	(IN THOUSANDS)

	JULY 1	JULY 1	JAN. 1	JAN. 1
	THROUGH	THROUGH	THROUGH	THROUGH
	SEPT. 30, 2002	SEPT. 30, 2001	SEPT. 30, 2002	SEPT. 30, 2001

Reported net income (loss)	$(1,277)	$(290)	$(3,969)	$6,477
Addback goodwill amortization	-	1,571	-	3,021

Adjusted net income (loss)	$(1,277)	$1,281	$(3,969)	$9,498

NOTE 4 – CREDIT FACILITY AND LONG-TERM BORROWINGS

On May 14, 2002, the Senior Credit Agreement originally entered into in May, 2001, with Bankers Trust Company, Salomon Smith Barney Inc. (CitiGroup) and various other financial institutions, was amended. Pursuant to the amendment, the Term Loan B Facility was reduced from $105.0 million to $97.5 million and the Revolving Credit Facility was reduced from $40.0 million to $20.0 million. The interest margins on the Term Loan B Facility and the Revolving Credit Facility were increased and another line reflecting a higher leverage ratio was added to the pricing grid for each facility.

As part of the amendment, effective March 31, 2002, certain covenants of the senior credit facility were changed for the period January 1, 2002 until December 31, 2003. During this 24 month period less rigorous leverage and interest coverage ratios are effective. Also amended was the maximum allowed capital expenditures covenant which was reduced from $13.0 million to $10.0 million annually. In addition, restrictions were placed on any capital expenditures pertaining to the Company’s Pinjarra project during the 24 month period.

Several other sections of the Senior Credit Agreement were amended. These amendments were primarily made to limit the Company’s ability to make acquisitions without the approval of the lenders, provide for the use of additional shareholder or other subordinating lending for certain major projects, reduce the amount of cash the Company can retain from divestments and to clarify certain definitions and reporting requirements.

In connection with the amendment, GEO was also required to make a $7.5 million principal payment on the Term B loan on May 15, 2002. Subsequently, GEO made a regularly scheduled principal payment of $1.0 million on July 1, 2002.

NOTE 5 – INVENTORY

     Inventory consists of the following components:

	September 30, 2002	December 31, 2001

Raw materials	$8,831	$8,753
Work in progress	233	59
Finished goods	19,672	20,109

	$28,736	$28,921

NOTE 6 – ACQUISITIONS

On September 4, 2002, GEO exercised its option to acquire the shares of Rhodia Pinjarra Pty Ltd. from Rhodia Chimie, S.A. Rhodia Pinjarra Pty Ltd.’s sole holdings consist of a currently dormant gallium extraction facility near Pinjarra, Australia. The purchase price of $1.4 million was solely allocated to land, property, plant and equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table sets forth certain operations data of GEO for the third quarter of 2001 and 2002 and the first nine months of 2001 and 2002 expressed in millions of dollars and as a percentage of net sales for the respective periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2001		2002			2001	2002
	$	%	$	%	$	%	$	%
Net sales	$46.0	100.0%	$42.2	100.0%	$147.3	100.0%	$126.1	100.0%
Gross profit	9.5	20.6	6.9	16.3	37.5	25.5	22.2	17.6
Operating income	3.4	7.4	2.5	5.9	19.9	13.5	8.3	6.6
Net income (loss)	(0.3)	(0.6)	(1.3)	(3.1)	6.5	4.4	(4.0)	(3.1)
EBITDA	8.2	17.8	5.7	13.5	31.7	21.6	18.8	15.0
Net interest expense	5.3	11.5	5.0	11.8	12.8	8.7	14.5	11.5
Capital expenditures	1.9	4.1	1.7	4.0	5.5	3.8	3.7	3.0

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Net Sales. Net sales for the three months ended September 30, 2002 were $42.2 million, representing a $3.8 million or 8.3% decrease compared to $46.0 million of net sales during the same period in 2001. Most of the decrease in net sales was attributable to a $2.1 million or 59.5% decline in gallium revenues. Gallium revenues of $1.4 million for the third quarter, or three month period ending September 30, 2002, were 98% and 53% greater than the gallium revenues for the first and second quarters, respectively. The sequential improvement in gallium revenue has been due to volume increases. The remaining decrease in net sales was across most markets, with sales to the oil and gas market off by $0.7 million or 30% due primarily to a significant decline in clay proppant sales, sales to the coatings market off by $0.5 million or 6.9% due to weaker European revenue, and sales to the construction market off by $0.2 million or 3%. Finally, revenue generated via a supply agreement with ONDEO Nalco, related to the paper chemicals divestment in April, 2001, accounted for the remaining decline as a portion of the supply contract expired during the second quarter of 2002.

Gross Profit. Gross profit for the three months ended September 30, 2002 was $6.9 million, or 16.3% of net sales, representing a $2.6 million or 27.4% decrease compared with gross profit of $9.5 million, or 20.6% of net sales, during the same period in 2001. The gross profit of the gallium business declined $1.7 million or 100% due primarily to the sharp reduction in both sales volume and prices during the period compared to the same period in 2001. Additionally, the gross margin of gallium was unfavorably impacted by a reduction in inventory, versus an inventory build during the same period in 2001. Excluding the gallium business, gross profit declined by $0.9 million resulting in a decrease from 18.7% of net revenue to 17.8%. This gross margin decline was largely attributable to the decline in coatings and clay proppants (oil and gas) revenue. The less favorable percent of revenue was due mostly to higher manufacturing costs relative to net revenue, as net revenue declined by 4.0% or $1.7 million and manufacturing costs declined by 1.0% or $0.1 million. Variable costs (i.e. freight and raw materials) as a percent of net revenue were essentially unchanged at 50.6% compared to 50.7% during the same period in 2001.

Operating Income. Operating income for the three months ended September 30, 2002 was $2.5 million, or 5.9% of net sales, representing a $0.9 million or 26.5% decrease compared with operating income of $3.4 million, or 7.5% of net sales, during the same period in 2001. The decrease was due to the performance of the gallium business, which contributed $1.7 million less in operating income, and the lower gross profit excluding gallium, especially from the weak performance of coating chemicals, which resulted in a $0.7 million decline in operating income. Partially offsetting the decline was a $1.5 million favorable difference relative to the same period in 2001 resulting from the adoption of SFAS 142 which required GEO to cease recording amortization expense associated with goodwill.

Net Income (Loss). Net loss for the three months ended September 30, 2002 was ($1.3) million, or (3.1%) of net sales, representing a $1.0 million decrease compared with net loss of ($0.3) million, or (0.6%) of net sales, during the same period in 2001. The increase in net loss was primarily attributable to the decline in operating income of $0.9 million. A non-operating gain for the period ending September 30, 2002 of $1.0 million was realized as a result of additional consideration from ONDEO Nalco related to the divestment of the paper chemical business. The gain was partially offset by non-operating expenses related to foreign exchange and interest rate derivative contracts totaling $0.46 million. The remaining amount of the non-operating gain was offset by a $0.6 million reduction in the tax benefit for the period as the benefit declined to $0.9 million compared to $1.5 million during the same period in 2001.

EBITDA. EBITDA for the three months ended September 30, 2002 was $5.7 million, or 13.5% of net sales, representing a $2.5 million or 30.5% decrease compared with EBITDA of $8.2 million, or 17.8% of net sales, during the same period in 2001. The decline in EBITDA was primarily related to the gallium business, $1.8 million, and the decrease in sales to the coatings market, $0.4 million, and to ONDEO Nalco, $0.4 million.

Net Interest Expense. Net interest expense for the three months ended September 30, 2002 was $5.0 million, or 11.8% of net sales, representing a $0.3 million or 5.7% decrease from the net interest expense of $5.3 million, or 11.5% of net sales, during the same period in 2001. This decrease in net interest expense was attributable to a lower outstanding Term B loan balance and the favorable cash effect on interest expense of interest rate hedges. Partially offsetting these items were additional amortization of deferred financing expenses, less interest income on cash balances and slightly higher interest expenses due to the increase in loan margins related to the amended credit agreement in May, 2002.

Capital Expenditures. Capital expenditures for the three months ended September 30, 2002 were $1.7 million or a $0.2 million decrease compared to $1.9 million of capital expenditures during the same period in 2001. The most significant capital expenditure during the period was for renovating and starting a new plant site in Lake Charles, Louisiana to manufacture sodium aluminate. The plant is located on real property leased from the Port of Lake Charles.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

Net Sales. Net sales for the nine months ended September 30, 2002 were $126.1 million, representing a $21.2 million or 14.4% decrease compared with net sales of $147.3 million during the same period in 2001. The decrease in net sales was primarily attributable to the gallium business which accounted for $24.2 million of the decrease. The gallium business produces high purity materials used in cell phones, and its decrease in net sales was driven by lower volume and prices indicative of the depressed state of the telecommunications market. Also contibuting to the decrease in net sales were the divestment of the paper chemical business, resulting in a net loss of $5.6 million of revenues, a $2.7 million decrease in sales of clay for oil and gas uses, a $2.0 million decline in coating chemical sales in Europe, and a $2.0 million decline in water treating and other chemicals. Partially offsetting the decrease in net sales was a $14.2 million increase in organic peroxides products revenues mostly resulting from the full nine month ownership of the business unit, which was acquired from Hercules at the end of May 2001. The remaining improvement of $1.1 million was primarily in sales of construction chemicals.

Gross Profit. Gross profit for the nine months ended September 30, 2002 was $22.2 million, or 17.6% of net sales, representing a $15.3 million or 40.8% decrease compared to gross profit of $37.5 million, or 25.5% of net sales, during the same period in 2001. The decrease in gross profit was primarily attributable to the gallium business which experienced a $17.6 million or a 100.3% loss in gross profit due to the dramatic decrease in sales volume and prices. The divestment of the paper chemical business caused a $2.1 million decrease in gross profit compared to the nine month period ended September 30, 2001. Partially offsetting these decreases, as well as the $1.2 million lower gross profit contributed by clay, water treating and coatings chemicals, were the net increase of $4.8 million in gross profit contributed by the organic peroxide business and $0.8 million from construction chemicals. Excluding gallium, variable costs have improved relative to sales from 54.4% to 48.1% due to the mix impact of the organic peroxide business and lower raw material costs. Plant costs have increased relative to sales from 23.9% to 25.8% due mostly to the organic peroxide business and the decline in net sales to several markets not being offset with a corresponding decrease in operating costs.

Operating Income. Operating income for the nine months ended September 30, 2002 was $8.3 million, or 6.6% of net sales, representing a $11.6 million or 58.3% decrease compared with operating income of $19.9 million, or 13.5% of net sales, during the same period in 2001. The decrease in gallium sales resulted in operating income declining by $17.3 million. Partially offsetting this decline was the acquisition-related (i.e. additional five months of business) contribution of the organic peroxide business of $3.4 million. Another significant favorable difference of $2.6 million resulted from the decrease in amortization expense associated with goodwill. Also, due to a combination of higher sales and lower raw material costs, construction chemicals generated $0.7 million of additional operating income. Lower sales to various other markets resulted in a $1.0 million decline in operating income of which $0.7 million was attributable to lower clay and water treating sales and gross profits.

Net Income (Loss). Net loss for the nine months ended September 30, 2002 was ($4.0) million, or (3.1%) of net sales, representing a $10.5 million decrease compared with net income of $6.5 million, or 4.4% of net sales, during the same period in 2001. The decrease in net income was due primarily to the decline in operating income of $11.6 million plus $1.7 million of additional interest expense associated with the debt incurred to finance the organic peroxide acquisition and a reduction of $2.6 million in other income as most of the gain generated by the divestment of the paper chemicals business was recorded at the time of the transaction in April, 2001. Partially offsetting these items was a $5.5 million favorable change in the provision for income taxes.

EBITDA. EBITDA for the nine months ended September 30, 2002 was $18.8 million, or 15.0% of net sales, representing a $12.8 million or 40.4% decrease compared to EBITDA of $31.7 million, or 21.6% of net sales, during the same period in 2001. The decrease in EBITDA was attributable to the gallium business, which experienced a $17.3 million decrease in EBITDA compared to the first nine months of 2001. The organic peroxide business contributed $4.0 million of the $4.5 million of increase in EBITDA, which partially offset the impact of gallium’s decreased performance. The remaining difference was mostly generated by improved sales and margins related to construction chemicals of $1.2 million offset by a net $0.7 million decline due mostly to lower clay and water treating chemicals profitability.

Net Interest Expense. Net interest expense for the nine months ended September 30, 2002 was $14.5 million, or 11.5% of net sales, representing a $1.7 million or 13.3% increase compared to the net interest expense of $12.8 million, or 8.7% of net sales, during the same period in 2001. Actual interest charges increased by $1.4 million and amortization related to deferred financing costs increased by $0.3 million. These increases were related to carrying additional debt for the organic peroxide acquisition for the entire nine month period in 2002 versus only four months in 2001.

Capital Expenditures. Capital expenditures for the nine months ended September 30, 2002 were $3.7 million or a $1.8 million decrease compared to $5.5 million of capital expenditures during the same period in 2001. The decrease in capital expenditures reflects the controls placed on capital projects in light of market conditions, financial performance during the first nine months of 2002 and restrictions under the amended credit facility.

Liquidity and Capital Resources

GEO’s primary cash needs are for working capital, capital expenditures and debt service. GEO has financed these needs from internally generated cash flow, in addition to periodic draws on GEO’s credit facility. As of September 30, 2002, GEO had no material commitments for capital expenditures except as described below.

In December 2001, GEO entered into a ten-year exclusive agreement with Alcoa of Australia concerning the restart of the gallium extraction facility in Pinjarra, Australia. Pursuant to the agreement, GEO has 36 months to begin actions to start gallium operations without incurring a penalty. GEO exercised its option to acquire the shares of Rhodia Pinjarra Pty Ltd., the prior owner of the dormant gallium extraction plant in Pinjarra. The option was exercised on September 4, 2002 for approximately $1.4 million. All other work by GEO on the Pinjarra project was in suspension due to the weak condition of the global gallium market and restrictions under its amended credit facility.

In July 2002, GEO entered into a three-year renewable lease with the Port Authority of Lake Charles, Louisiana. As part of the lease, GEO upgraded a dormant plant and began manufacture of sodium aluminate. The total expected expenditures for this project are $0.9 million. The plant began manufacturing in August, 2002.

Net cash provided from operations for the nine month periods ending September 30, 2002 and 2001 was ($0.5) million and $8.6 million, respectively. The $9.1 million decrease was due primarily to a decrease in net income of $10.4 million partially offset by a $1.9 million reduction in basic working capital (i.e. trade receivables declined by $6.5 million, inventories increased by $3.2 million and current liabilities decreased by $1.4 million).

On May 14, 2002, GEO’s senior credit agreement was amended effective March 31, 2002. As part of the amendment, the leverage, interest coverage and capital expenditures covenants were changed, the Term B loan was reduced from $105.0 million to $97.5 million and the revolving credit facility was reduced from $40.0 million to $20.0 million. The amended revolving loan facility expires in 2005 and the Term B loan facility expires in December, 2007. The revolving loan facility has no annual amortization requirement. The Term B loan has a $1.0 million per annum amortization requirement until June 30, 2004, when the first semi-annual amortization payment of $4.6 million is due. The semi-annual $4.6 million payments are due until the expiration of the Term B loan when the total of the remaining Term B balance is due. The Term B loan also has a mandatory prepayment provision based on an annual calculation of excess cash flow. As part of the May 14, 2002 amendment, interest margins paid under the Term B facility and the revolving credit facility were increased and another line reflecting a higher leverage ratio was added to the pricing grid corresponding to both facilities. As of September 30, 2002, GEO had no borrowings outstanding on its $20.0 million revolving credit facility. Borrowings under the revolving credit facility and Term B loan facility bear interest at GEO’s option, at:

.	1.25% to 2.50% for the revolving facility and 2.25% to 3.00% for the Term B facility, depending on the GEO’s leverage ratio, above the higher of an adjusted certificate of deposit rate plus 0.5% or the prime lending rate of Bankers Trust Company; or

.	An adjusted Eurodollar rate plus 2.25% to 4.50% for the revolving facility and 3.25% to 5.00% for the Term B facility, depending on GEO’s leverage ratio.

As of September 30, 2002, GEO’s interest rate under the Term B facility was 7.00%. The overall senior credit agreement, which includes both the revolving credit facility and the Term B facility, contains customary covenants including the maintenance of certain financial ratios.

During the nine months ended September 30, 2002, GEO repaid $8.5 million of its Term B Loan facility. During the nine month period ended September 30, 2002 cash paid for interest was $15.0 million compared to $13.1 million during the same period in 2001.

Cash paid for income taxes during the nine month period ended September 30, 2002 was $3.5 million compared to $3.3 million during the same period in 2001. Almost all of the income tax payments made during both periods were attributable to the gallium results of GEO Gallium S.A., a GEO subsidiary in France.

GEO has the follwing contractual and commercial commitment obligations as of September 30, 2002 that can impact its liquidity:

Contractual
Obligations (in thousands)	Principal Payments Due by Period
	Total	Less than 1			After 5
		Year	1-3 Years	4-5 Years	Years
Long-Term Debt	$217,500	975	14,904	18,571	183,050
Line of Credit	-	-	-	-	-
Operating Leases	2,527	831	1,448	248	-

Total Contractual Cash
Obligations	$220,027	1,806	16,352	18,819	183,050

Other Commercial
Commitments (in	Amount of Commitment Expiration per Period
thousands)
	Total
	Amounts	Less Than 1			Over 5
	Committed	Year	1-3 Years	4-5 Years	Years
Lines of Credit	$20,000	-	-	-	20,000
Standby Letters of Credit	-	-	-	-	-
Total Commercial
Commitments	$20,000	-	-	-	20,000

As of September 30, 2002, GEO had a cash balance of $6.3 million and $20.0 million available under its revolving loan facility. This level of liquidity compares to a cash balance of $15.4 million and $40.0 million of revolving loan availability as of September 30, 2001. The cash balance decrease of $9.1 million was due mostly to payments of $8.5 million made in the nine month period ending September 30, 2002 on the Term B facility.

GEO believes that cash generated from operations, together with amounts available under the revolving credit facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

The overall effects of inflation on GEO’s business during the periods discussed have not been significant. GEO monitors the prices it charges for its products on an ongoing basis and believes that it will be able to adjust those prices to take into account any future changes in the rate of inflation.

Disclosure Regarding Forward-Looking Statements Contained in this Report

Some of the statements made in this report, including statements containing the words “believes,” “anticipates,” “intends,” “expects,” “should,” “may,” “will,” “continue” and “estimate,” and similar words, constitute forward-looking statements under the federal securities laws. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of GEO or its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from GEO’s expectations include the following: (1) changes in general economic conditions or the conditions in specific market sectors that might impact the demand for GEO’s products, in the United States or in the foreign countries where GEO sells products; (2) decreases in customer spending levels or pressures to reduce selling prices due to general economic conditions or the conditions in specific market sectors; (3) the increased risk during economic downturns that GEO’s customers may declare bankruptcy or experience payment difficulties; (4) increases in GEO’s cost of borrowing or default or covenant violation under GEO’s indenture or other material debt agreement; (5) GEO’s inability to effect additional acquisitions or make capital expenditures or other investments or expansions; (6) continued weakness in or worsening of the telecommunications market or other markets that GEO serves; (7) GEO’s inability to effectively integrate, or maintain or grow the sales of, acquired businesses, or its incurrence of greater than expected expenses in connection with operating acquired businesses; (8) GEO’s inability to repay or refinance its indebtedness at such time as the principal amounts thereof become payable or are accelerated; and (9) changes in environmental or other governmental regulations or enforcement. Given these uncertainties, you should not place undue reliance upon such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

As a result of GEO’s global operating activities, GEO is exposed to market risks from changes in interest rates and in foreign currency exchange rates which may adversely affect GEO’s operating results and financial position. GEO’s goal is to minimize its risks from interest and foreign currency exchange rate fluctuations through its normal operating activities and financing activities and, when deemed appropriate, through the use of derivative financial instruments. For a description of GEO’s interest rate derivative contracts, see Note 2 to the Consolidated Financial Statements included herein. GEO does not use derivative financial instruments for trading or other speculative purposes and does not use leveraged derivative financial instruments.

GEO’s foreign operations are subject to the usual risks that may affect such operations. They include, among other things, exchange controls and currency restrictions, currency fluctuations, changes in local economic conditions, unsettled political conditions and foreign government-sponsored boycotts of GEO’s products or services for noncommercial reasons. Most of the identifiable assets associated with foreign operations are located in countries where GEO believes such risks to be minimal. In addition, GEO does not consider the market risk exposure relating to currency exchange to be material.

GEO’s exposure to market risk for changes in foreign currency exchange rates arises from financing activities between subsidiaries and firm commitments arising from international transactions. GEO attempts to have such transaction exposure hedged with internal natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency option agreements with third parties. During 2001, GEO entered into option contracts that collar the Australian dollar between .47 and .53 in relation to the U.S. dollar, in anticipation of capital project expenditures in Pinjarra, Australia. GEO entered into these contracts at no cost. These contracts mature through December 31, 2002. One of the contracts was sold in April, 2002 and resulted in a gain of $0.43 million. At September 30, 2002, GEO’s options had a carrying value of $0.4 million due to the strengthening of the Australian dollar from the transaction date to the end of the current quarter. The remaining contract was sold in October, 2002 and resulted in a gain of $0.6 million.

The fair value of GEO’s fixed rate long-term notes is sensitive to changes in interest rates. Interest rate changes would result in gains/losses in the fair value of the notes due to differences between the market interest rates and rates at the date of the issuance of the notes. The fair value of GEO’s senior subordinated notes as of September 30, 2002, based upon market quotations, is approximately $87.6 million compared to a carrying value of $122.2 million. Based on a hypothetical immediate 100 basis point increase in interest rates at September 30, 2002, the fair value of GEO’s senior subordinated notes would be impacted by a net decrease of $5.0 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of GEO’s senior subordinated notes at September 30, 2002 of $5.3 million. The fair value of GEO's long-term B facility as of September 30, 2002 is $99.6 million which approximates its carrying value after considering the effect of the interest rate derivative attached to the credit facility. Based on a hypothetical immediate 100 basis point increase in interest rates at September 30, 2002, the fair value of GEO's Term B facility would be impacted by a net decrease of $5.1 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of GEO's Term B facility at September 30, 2002 of $5.4 million.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation of the effectiveness of the design and operation of GEO’s disclosure controls and procedures was performed under the supervision and with the participation of GEO’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, GEO’s CEO and CFO concluded that GEO’s disclosure controls and procedures were effective as of September 30, 2002.

Subsequent to this evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II
OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

	99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States
Code

	99.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States
Code

(b)	Reports on Form 8-K.

None.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEO SPECIALTY CHEMICALS, INC.
Date:	November 12, 2002	By: /s/ William P. Eckman

William P. Eckman
Executive Vice President and Chief Financial Officer (duly
authorized officer and principal financial officer)

CERTIFICATIONS

I, George P. Ahearn, certify that:

         1.   I have reviewed this quarterly report on Form 10-Q of GEO Specialty Chemicals, Inc.;

        2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             (a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             (b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

             (c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

             (a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

             (b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

        6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By: /s/ George P. Ahearn George P. Ahearn President and Chief Executive Officer

I, William P. Eckman, certify that:

        1.   I have reviewed this quarterly report on Form 10-Q of GEO Specialty Chemicals, Inc.;

        2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             (a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             (b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

             (c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

             (a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

             (b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

        6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By: /s/ William P. Eckman William P. Eckman Executive Vice President and Chief Financial Officer