Form 10-K
period 2002-12-31
GEO SPECIALTY CHEMICALS INC
filed 2003-04-15
CIK 1072548

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2002

Commission file number: 333-70011

GEO Specialty Chemicals, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Ohio	34-1708689
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

GEO Specialty Chemicals, Inc.

3201 Enterprise Parkway, Suite 490

Cleveland, Ohio 44122

(Address, including Zip Code, of Principal Executive Offices)

Registrant’s telephone number, including area code: (216) 464-5564

Securities Registered Pursuant To Section 12(b) Of The Act:

None

Securities Registered Pursuant To Section 12(g) Of The Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant cannot be computed, since the registrant’s equity is not traded on any public market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares of Class A Voting Common Stock, $1.00 par value, as of April 15, 2003: 135.835

Shares of Class B Nonvoting Common Stock, $1.00 par value, as of April 15, 2003: none

PART I.

ITEM 1. BUSINESS

Introduction to GEO’s Business

GEO Specialty Chemicals, Inc., an Ohio corporation that commenced business in 1993, develops, manufactures and markets a wide variety of specialty chemicals. GEO is a leading supplier of a broad variety of niche products sold to a diverse customer and market base. GEO manufactures over 300 products sold to major industrial customers for such diverse end-use applications as water treatment, wire and cable, industrial rubber, oil and gas production, coatings, construction, and electronics.

GEO manages its products within three primary operating groups: specialty additives, performance chemicals and electronic chemicals. Specialty additives are primarily chemical components that improve the properties of customers’ products. GEO is a leading U.S. producer of a number of specialty additives that are used in a variety of construction, oil field, coating, wire and cable, and industrial rubber applications. Specialty additives represented approximately 57.1% of GEO’s total net sales for the year ended December 31, 2002.

Performance chemicals are primarily products used by customers to enhance the productivity of their operations and decrease their operating costs. GEO’s performance chemicals consist principally of chemicals used in the water treatment and oil well stimulation markets. GEO is a leading U.S. producer and marketer of several performance chemicals sold in these markets. Performance chemicals represented approximately 24.9% of GEO’s total net sales for the year ended December 31, 2002.

GEO’s electronic chemicals group was created after its 1999 acquisition of a gallium extraction and purification business from Rhodia Chimie S.A. The electronic chemicals group manufactures and sells virgin gallium to various sectors of the electronics market for applications in telecommunications and optoelectronics. These sales represented approximately 2.8% of GEO’s total net sales for the year ended December 31, 2002.

In addition to specialty additives, performance chemicals and electronic chemicals, GEO supplies numerous raw materials and intermediates to Cognis Corporation and finished products used in the paper industry under a long-term supply agreement with ONDEO Nalco Company. GEO also produces by-products, which it sells in the merchant market, and raw materials for internal consumption. These activities represented approximately 15.2% of GEO’s total net sales for the year ended December 31, 2002.

GEO was formed by George P. Ahearn and William P. Eckman to build, primarily through acquisitions, a specialty chemical business targeted in strategic markets. GEO’s initial acquisition occurred on February 3, 1993 with the purchase of Rhone-Poulenc, Inc.’s Gulf Coast aluminum sulfate business, a manufacturer and supplier of paper processing chemicals and processed clays located in the Southeastern United States, for $3.6 million. On July 15, 1994, GEO acquired the assets of Courtney Industries, Inc., a manufacturer of aluminum-based chemicals used in water treatment and industrial applications, for $5.1 million. The acquisition of Courtney Industries also provided GEO with complementary products to its existing aluminum sulfate business. On June 30, 1995, GEO purchased the customer list relating to the dry aluminum sulfate business of Rhone-Poulenc, Inc. for an aggregate $375,000. GEO acquired seven plants comprising the business and assets of the aluminum sulfate business of Cytec Industries Inc. on December 5, 1996 for $7.3 million. The acquisition of Cytec Industries further improved GEO’s position in the aluminum sulfate market and expanded its network of strategically located plants in the Southeastern United States.

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

On July 31, 1998, GEO acquired substantially all of the assets of the TRIMET Technical Products Division of Mallinckrodt Inc. for approximately $61.1 million. As a result of the acquisition of TRIMET, GEO became the leading global supplier of dimethylolpropionic acid, marketed under the brand name DMPA®, and trimethylolethane, marketed under the brand name TRIMET®, specialty chemicals used primarily in the production of specialty paints and coatings.

On September 8, 1999, GEO acquired a gallium extraction and purification business from Rhodia Chimie S.A. for the French franc equivalent of approximately $23.3 million. The acquired business provides various grades of gallium to the electronics market for applications in telecommunications and optoelectronics. The acquisition included a gallium purification facility in Salindres, France and a gallium extraction facility in Stade, Germany. As part of the acquisition, GEO was also granted a three-year option to acquire a dormant gallium extraction facility near Pinjarra, Australia. GEO exercised the option in September 2002 for $1.5 million. GEO plans to keep the facility in its dormant status until the global market for gallium strengthens.

On April 15, 2001, GEO sold to ONDEO Nalco Company certain assets of its paper chemicals business for $8.5 million in cash plus the assumption of certain liabilities associated with the paper chemicals business. In addition, GEO could receive performance- related consideration of up to $2.0 million based on sales of certain products during two twelve month periods following the divestment. As of December 31, 2001, GEO had recorded a pre-tax gain of approximately $2.2 million on the sale. As part of the transaction, GEO entered into a supply agreement with Nalco, pursuant to which GEO has produced and will continue to produce specific coating products for a period of five years after the divestment. For the years ended December 31, 2001 and 2002, GEO sold $8.5 million and $7.6 million, respectively, to Nalco under the supply agreement. Prior to the divestment, GEO’s paper chemicals business recorded sales of $6.8 million in 2001 and $26.3 million in 2000. In July 2002, GEO received $1.0 million of performance- related consideration from Nalco based on the sales of the divested business during the twelve month period after the divestment.

On May 31, 2001, GEO acquired from Hercules Incorporated substantially all the assets, net of certain liabilities, of Hercules’ Peroxy Chemicals division for $ 92.2 million. The acquired business produces various grades of organic peroxide products derived primarily from cumene. These organic peroxide additives are used as crosslinking agents in the making of insulation for medium and high voltage wire and cable and as both a curing agent and crosslinking agent for industrial rubber used in high performance applications. As part of the acquisition, GEO purchased manufacturing facilities in Gibbstown, New Jersey and Franklin, Virginia. The acquired business is the sole producer of cumene-based organic peroxides in the United States. During fiscal 2002 and seven months of fiscal 2001, GEO recorded net sales of $33.3 million and $20.8 million, respectively, by the Peroxy Chemicals business.

Products and Markets Overview

The following table shows on a pro forma basis GEO’s principal operating groups by product line, primary end-markets and as a percentage of sales for the years 2000 through 2002. The pro forma sales percentages assume that the Hercules acquisition and Nalco disposition were each effected on January 1, 2000.

			Percentage Of Sales
Operating Group	Product Line	Primary End-Markets	2000	2001	2002
Performance Chemicals	Aluminum and Clay Products	Pulp & Paper, Water Treatment, Oil Field	20.7%	22.1%	24.9%

Specialty Additives	Naphthalene Sulfonate Condensates/Other Chemicals	Construction, Oil Field	16.6	20.1	25.2

	Polyols	Coatings	12.5	10.0	11.7

	Organic Peroxides	Wire and Cable, Industrial Rubber	19.4	18.2	20.2

Total Specialty Additives			48.5	48.3	57.1

Electronic Chemicals	Gallium	Electronics	16.9	13.8	2.8

Other (1)			13.9	15.8	15.2

Total			100%	100%	100%

(1)	Comprised of formaldehyde, calcium formate, sales to Cognis Corporation and sales pursuant to the supply agreement with Nalco (includes sales direct to customers in 2000 and until April 15 in 2001).

Performance Chemicals

Water Treatment. The U.S. specialty chemical water treatment market is comprised of two parts: industrial water treatment and municipal water treatment. The industrial water treatment market uses specialty chemicals primarily to purify water for manufacturing processes, since the use of untreated water results in low product quality and accelerated equipment degradation. The industrial market is also required by environmental regulations to treat its wastewater. Demand in this area is therefore driven by both the level of industrial production and environmental regulations.

The municipal water treatment market uses specialty chemicals primarily to purify water sources into a consumable form. Municipalities must also comply with environmental regulations. The following factors drive growth for specialty water treatment chemicals:

•	increased industrial production;

•	more stringent environmental regulations;

•	increased scarcity of consumable water; and

•	population growth.

Within the specialty chemical water treatment industry, GEO markets products in the following major areas: flocculants and coagulants.

Flocculants/Coagulants. GEO’s flocculants and coagulants are used in the paper formation process and the treatment of pulp and paper mill wastewater. GEO believes it is a leading seller of these products, including polyaluminum chloride and aluminum sulfate, to the U.S. pulp and paper industry.

Flocculants and coagulants remove suspended matter from water and are essential to the treatment of industrial processing water, wastewater and drinking water. Coagulants are used to achieve primary separation of fine particles. Flocculants are added after the primary coagulant to cause the separated particles to clump together and settle out more rapidly. GEO is a leading U.S. manufacturer of several flocculants and coagulants, including aluminum sulfate and polyaluminum chlorides, which are used as both a flocculant and coagulant for the treatment of water in the industrial and municipal markets. GEO markets over 70 products in this industry.

GEO derives its strong market position from the strategic location of its plants and its status as a low cost producer. The close proximity of GEO’s nine small plants to its customer base, most notably its pulp and paper customers, provides GEO with a distinct advantage over its competitors, allowing it to deliver its products in a more timely and cost effective manner. GEO’s source of kaolin clay, which is used in the production of aluminum sulfate, provides a strategic raw material enabling GEO to be a low cost supplier in the market. These factors, along with the low quality of water in the Southeastern U.S., where GEO’s performance chemicals business primarily operates, have resulted in strong market share for GEO.

In this market, GEO competes with General Chemical Corporation, Gulbrandsen Co., Inc., Summit Research Labs, Kemwater North America Company, a subsidiary of Kimera Corporation, Southern Ionics, Inc. and Delta Chemical Corp.

Specialty Additives

Construction. GEO competes primarily in two parts of the construction industry: concrete additives and plaster board.

Concrete Additives. GEO’s naphthalene sulfonate condensates and the other specialty chemicals that it sells in this segment of the construction market are used as additives to increase the strength and workability of concrete. These products also improve the ability of concrete to withstand deterioration due to temperature variations and corrosive agents. Major markets for these products include roadway construction and repair and residential and commercial construction. GEO markets approximately 30 products in this market. GEO competes in this market with the Hampshire Division of The Dow Chemical Company and Handy Chemicals Ltd., a subsidiary of Rutgers Organics GmbH.

Plaster Board. GEO’s naphthalene sulfonate condensates and the other specialty chemicals that it sells in this segment of the construction market are used to shorten the drying time and expedite the manufacture of plaster board. Demand for GEO’s products in this market is primarily a function of the level of residential and commercial construction. GEO is the leading U.S. manufacturer of naphthalene sulfonate condensates to the plaster board market. GEO markets approximately 10 products for plaster board use. GEO developed the application of naphthalene sulfonate condensates in this market and is considered to be the technology leader. GEO is also a leading manufacturer of foaming agents and defoamers to the plaster board industry. Major customers include the four leading plaster board producers: United States Gypsum Company, Georgia-Pacific Corporation, National Gypsum and James Hardie. GEO competes primarily with the Hampshire Division of The Dow Chemical Company and Handy Chemicals Ltd., a subsidiary of Rutgers Organics GmbH.

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

Within the specialty paint and coating chemicals market, GEO manufactures and supplies two products: DMPA® and TRIMET®.

DMPA®. GEO’s DMPA® is used in the production of such products as wood varnishes, leather coatings, adhesives and automotive parts. GEO believes that its DMPA® product, with its environmentally-friendly profile and superior performance, will benefit from the worldwide trend towards more stringent environmental standards for many paint and coating products. GEO is the only producer of DMPA® in the United States and supplies such major manufacturers as Avecia Corp., PPG Industries, Inc. and Reichhold Chemicals, Inc.

TRIMET®. GEO’s TRIMET® product is used in the production of such products as: automotive finishes, where it improves gloss and hardness; outdoor equipment, where ultra-violet resistance is enhanced; and decorative finishes for home furnishings, where it improves water resistance. TRIMET® is also used as a surface treatment in the production of can coatings and architectural paints. GEO believes that its TRIMET® product, with its environmentally-friendly profile and superior properties, will also benefit from the worldwide trend towards more stringent environmental standards for many paint and coating products. GEO has limited competition for its TRIMET® product, although substitute products are available depending on the application and customer performance requirements, and supplies such major manufacturers as McWorter Corporation, Reichhold Chemicals, Inc., Cook Composites Company and Kerr-McGee Chemical Corporation.

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

Cementing. In the cementing market, GEO’s naphthalene sulfonate condensates are used to enhance the physical properties of cement used for well casings. GEO’s naphthalene sulfonate condensates allow for improved handling of cement, resulting in reduced energy requirements for pumping at greater depths. In this market, GEO competes with the Hampshire Division of The Dow Chemical Company and several alternative specialty chemicals.

Stimulation. GEO manufactures calcined clay and bauxite used as an intermediate in the manufacturing of clay proppants. Clay proppants are used in the stimulation of oil and natural gas wells. GEO markets 12 products, and competes primarily with CE Minerals, Inc. in this market.

Production. GEO also manufactures its naphthalene sulfonate condensates for oil production. These products are used primarily to facilitate the de-watering of crude-oil. GEO competes primarily with Witco Corporation in this market.

Wire and Cable. GEO’s organic peroxide products, primarily dialkyl peroxides, sold primarily under the DI-CUP® and VUL-CUP® brand names, are used to crosslink polymers in making the insulation for medium and high voltage wire and cable. These additives provide greater thermal stability at elevated temperatures during power transmission and thus enhance the life-span of the insulation on the power cable. The wire and cable end market represents approximately 50% of GEO’s sales of organic peroxides. Key customers in this market are The Dow

Chemical Company, General Cable and Okonite. Competition for the wire and cable market in the United States is from imported peroxides primarily sold by NOF, a Japanese manufacturer, and Akzo, which imports products from a joint venture company in China. In Europe, the main competitors are Atofina, which sources products from Europe, and Akzo, which sources products from China.

Industrial. GEO’s organic peroxides, again primarily dialkyl peroxides, are sold under the brand names DI-CUP®, VUL-CUP® and ECHO® and are used mostly as crosslinking and vulcanizing agents for high performance rubber and plastic used in automotive parts, especially under-the-hood hoses and belts. Industrial rubber and plastic applications account for approximately 40% of GEO’s sales of organic peroxides, with the majority ultimately being used in automotive parts. Key customers in this market are PolyOne, Equistar, Rhein Chemie and the distributor Hardwick Standard. The major competitors in both the United States and Europe are Akzo and Atofina for industrial and plastic applications.

Electronic Chemicals

Gallium. As a result of its 1999 acquisition of Rhodia’s gallium business, GEO is a leading producer of virgin gallium, which is used primarily in integrated circuits and chips for mobile telephones, wireless communications and optoelectronics (light emitting diodes).

Competition

GEO competes with a variety of specialty chemical manufacturers. Certain of GEO’s principal competitors are less highly leveraged and have greater financial resources than GEO. As a result, these competitors may be better able to withstand volatility within the industry or the economy as a whole while maintaining greater operating and financial flexibility than GEO. This advantage could allow these competitors to invest more resources than GEO in technological and product development, sales and marketing and other areas and, therefore, to gain market share against GEO. In addition, a number of GEO’s product applications are customized or sold into specialized markets. These specialized markets might attract additional competitors with greater financial, technological or manufacturing resources than GEO. Any entrants into these specialized markets could take market share from GEO.

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

Specialty additives are generally marketed through a cooperative effort with customers at the research and development phase of the manufacturing process. Representatives of GEO work with customers in developing a desired product by providing up-front technical assistance. This marketing method involves GEO’s specialty additives being included in the customers’ formulations, thereby allowing GEO to establish long-term relationships with customers in this market.

GEO’s specialty additives are marketed through teams of sales and technical support personnel aligned with the three major markets served, paints and coatings, rubber and plastics and construction and industrial markets. The vice president of sales manages 10 direct salespeople located in North America and Europe and utilizes numerous distributor relationships worldwide. The technical support manager heads up a group of researchers and technicians dedicated to developing innovative products for this business.

Gallium, an inorganic specialty used primarily in electronics applications, is sold based on its purity and form. GEO markets and sells gallium worldwide through a network of agents and distributors.

GEO’s global net sales for fiscal year 2002 were $164.5 million. Domestic U.S. sales of $144.1 million represented approximately 88% of total net sales and overseas sales of $20.4 million represented approximately 12% of total net sales.

Raw Materials

GEO uses a variety of specialty and commodity chemicals in its manufacturing processes. These raw materials are generally available from several suppliers and are typically purchased by GEO under agreements negotiated annually with two or more vendors per raw material. GEO currently has in place multiple long-term supply contracts ranging in duration from 1 to 4 years for key raw materials, including fatty acids, cumene, methanol, propionaldehyde, hydrogen peroxide and sulfuric acid. GEO is vertically integrated with its own source of kaolin clay used in the manufacture of certain of its aluminum and clay products and formaldehyde used in the manufacture of DMPA® and TRIMET®.

At its Stade, Germany facility, GEO extracts gallium from bauxite provided under a long-term agreement with a vendor located at a neighboring facility.

Although GEO has historically passed on raw material price increases to its customers within 90 to 120 days, GEO can provide no assurance that it will be able to do so in the future. If material price increases cannot be passed on to customers in a reasonable time, GEO’s financial condition could be adversely affected.

Intellectual Property

GEO believes that trademarks are important competitive factors in a number of the markets in which it competes. The use of trademarks often represents quality and performance as well as industry leadership. A number of GEO’s principal products are sold under registered trademarks, including liquid calcium stearate used as coatings and lubricants (except for use in the paper industry as the trademark was included in the sale of the Paper Chemicals business to Nalco pursuant to the terms of a license agreement) (NOPCOTE®), trimethylolethane (TRIMET®) and dimethylolpropionic acid (DMPA®) used in the coatings and resins markets, naphthalene sulfonate condensates used as dispersants in the concrete, plaster board, oilfield and other industries (LOMAR®), aluminum-based flocculants and coagulants used in the treatment of water (ULTRAFLOC®), and DI-CUP®, VUL-CUP® and ECHO® which are trademarks for GEO’s organic peroxides. GEO’s trademarks should remain protected under federal law as long as they are commercially used by GEO.

In the acquisition of Rhodia’s gallium business, GEO was assigned various patents relating to the extraction and purification of gallium. These patents have expiration dates ranging between 2005 and 2012. Although GEO considers these patents to be important to its gallium business, there can be no assurance that any of these patents will provide adequate protection for the process or technology that it covers.

Employees

As of December 31, 2002, GEO employed approximately 450 persons, the majority of whom are involved in production and operations, with the balance engaged in administration, research and development, sales, customer service and clerical work. Approximately 57 employees are located at the Cedartown, Georgia facility, 51 employees at the Allentown, Pennsylvania facility, 26 employees at the Bastrop, Louisiana facility, 9 employees at the Baltimore, Maryland facility, 5 employees at the Georgetown, South Carolina facility, 2 employees at the Chattanooga, Tennessee facility and 36 employees at the Gibbstown, New Jersey facility are unionized and are covered by collective bargaining agreements. These collective bargaining agreements have expiration dates ranging between August 2003 and December 2006. The unionized employees of GEO located at the Allentown, Bastrop and Baltimore facilities are represented by the International Chemical and United Food and Commercial Workers, AFLCIO, those located at the Cedartown facility by the United Food Workers, those located at the Georgetown facility by the United Paper Allied International Chemical Energy Workers International, those located at the Chattanooga facility by the United Steel Workers of America and those located at the Gibbstown facility by the Independent Union of Delaware Valley Chemical Workers. In Europe, GEO has approximately 15 employees at its Salindres, France plant and 11 employees at its Stade, Germany plant. Most of the employees at these European sites are part of national labor unions. GEO believes that its relationship with its employees is good. GEO has experienced no work stoppages at any of its facilities since its inception in 1993.

Environmental Matters

GEO’s operations are subject to extensive laws and regulations relating to the handling and disposal of hazardous wastes, waste water discharges, air emissions, the remediation of contamination, and otherwise relating to health, safety and the protection of the environment. GEO has incurred, and will continue to incur, costs and capital expenditures in complying with these laws and regulations and to obtain and maintain all necessary environmental permits. GEO believes that its operations are currently being conducted in substantial compliance with all applicable environmental laws. GEO occasionally receives notices from environmental agencies of various potential violations of environmental laws or regulations. In such cases, GEO works with the agencies to address any issues and to implement appropriate corrective action when necessary. Based on presently known information and existing accrued environmental reserves, GEO does not expect environmental expenditures to have a material adverse effect on its business or financial condition. However, GEO’s operations entail risks in these areas, and material costs or liabilities could be incurred by GEO in the future.

In connection with its acquisitions, GEO has performed substantial due diligence to assess the environmental liabilities associated with acquired businesses and has negotiated contractual indemnifications with respect to such liabilities. These indemnifications are currently expected to cover a substantial portion of GEO’s known and foreseeable environmental liabilities relating to the acquired businesses. However, GEO cannot be certain that indemnitors will in all cases meet their indemnification obligations or that the discovery of presently unknown environmental conditions or other unanticipated events will not give rise to liabilities that are not covered by indemnification.

The expenses that GEO expects to incur in connection with environmental compliance have been accrued and are reflected in its financial statements in accordance with generally accepted accounting principles. As of December 31, 2002, GEO had reserves for environmental liabilities of $1,841,378. For more information regarding these reserves, see the section entitled “Environmental Expenditures” set forth in footnote 1 to GEO’s consolidated financial statements contained in Exhibit 99.1 to this Annual Report. Although GEO believes that its environmental reserves are adequate, it is possible that, due to the uncertainties involved in estimating environmental costs, the amount of expenses which will be required relating to remedial actions and environmental compliance will exceed the amounts reflected in GEO’s reserves or that indemnitors will not fulfill their indemnity obligations. Accordingly, currently identified environmental liabilities may not be adequately covered by GEO’s reserves.

Aluminum Sulfate Facilities. Seven of GEO’s facilities use aluminum-bearing clay as the basic raw material in the manufacture of aluminum sulfate. These facilities generate a by-product known as process silica. GEO has historically managed this by-product in on-site impounds. These impounds have impacted groundwater quality by affecting the level and flow of groundwater, and by producing elevated levels of aluminum, sulfates and acidity in the groundwater. GEO currently operates seven of these impounds and is addressing the groundwater issues at each of these facilities. Most of these facilities are working with their respective state environmental protection agencies to address the potential groundwater contamination through periodic monitoring.

The cost of closing these impounds varies by facility, depending on state requirements, the size and age of the facilities, the extent of the contamination, and whether impounded water must be transported off-site. Estimates for the closure of an impound range from $200,000 to $700,000. Monitoring and reporting typically would be required for twenty to fifty years following closure, and the associated costs range from $10,000 to $25,000 annually per facility. As of April 15, 2003, GEO had completed the closure of one such impound, at a cost of $674,000.

Former Henkel Facilities. GEO’s Harrison, New Jersey facility is subject to a 1994 declaration of environmental restrictions. This deed restriction relates to a portion of the facility that has been capped due to contamination from prior operations. As of April 15, 2003, GEO had not incurred any material costs in connection with this matter.

Former operators of GEO’s Cedartown, Georgia facility buried at the facility approximately 1,500 gallons of tall oil and 700 drums of obsolete products and raw materials. As a result, in 1990 a portion of the Cedartown facility was listed as a “Superfund” site on the National Priorities List pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980. Henkel Corporation and the U.S. Environmental Protection Agency entered an administrative order on consent related to the Superfund site. On behalf of Henkel, GEO conducts all groundwater and surface water monitoring and complies with the reporting obligations under the administrative order. Under the asset purchase agreement between the parties, Henkel is responsible for paying, and is required to indemnify GEO for, all such compliance costs. Pursuant to its indemnification obligation, Henkel had either paid or reimbursed GEO for all expenses arising from the Cedartown’s status as a Superfund site as of April 15, 2003.

GEO’s Cedartown, Georgia facility is also subject to a 1993 corrective action consent order between Henkel and the Georgia Department of Natural Resources. The consent order relates to the remediation of surface and groundwater contamination from prior operations at the facility. The facility is listed in the State of Georgia Master Sites List for Hazardous Waste Sites. On behalf of Henkel, GEO conducts the groundwater and surface water remediation and also complies with the monitoring and reporting requirements under the consent order. Under the asset purchase agreement between the parties, Henkel is responsible for paying, and is required to indemnify GEO for, these compliance costs. Pursuant to its indemnification obligation, Henkel had either paid or reimbursed GEO for all such compliance costs as of April 15, 2003.

Little Rock Mining Facility. Upon completion of mining activities at GEO’s Little Rock, Arkansas facility, two impounded pits must be reclaimed. GEO will comply with all reclamation requirements, but does not anticipate that it will incur material costs in connection with these requirements.

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

Former Hercules Facility. GEO has identified issues regarding potential historic releases in connection with the underground sewers at its Gibbstown, New Jersey facility. Under the asset purchase agreement between the parties, Hercules is responsible for paying, and is required to indemnify GEO for, all costs relating to this issue. On December 18, 2001, GEO made a claim for indemnification with respect to these releases against Hercules. The parties are currently in negotiations to bring the underground sewer system above ground, and Hercules has agreed to indemnify GEO for any releases from the underground system. GEO expects to pay approximately $283,000 in connection with the installation of the aboveground system, which represents 25% of the expected total cost of the project. Hercules has agreed to pay the remaining 75% of the total cost of the project.

The Gibbstown facility is the subject of ongoing remediation under the auspices of state and federal authorities and is listed as a “Superfund” site on the National Priorities List. Under the asset purchase agreement between the parties, Hercules is responsible for paying, and is required to indemnify GEO for, all costs relating to this issue. On behalf of Hercules, GEO operates and maintains the groundwater monitoring and extraction system under the applicable administrative order. Pursuant to its indemnification obligation, Hercules had either paid or reimbursed GEO for all expenses arising from the Gibbstown’s status as a Superfund site as of April 15, 2003. Hercules is also responsible for remediating the site under the New Jersey Industrial Site Recovery Act.

ITEM 2. PROPERTIES

GEO’s manufacturing operations are conducted at the facilities described below.

Location	Products Manufactured	Approximate Capacity Tons/Year	Owned/Leased
Allentown, Pennsylvania	DMPA(R), TRIMET(R), formaldehyde and calcium formate	79,140	Owned	(1)
Baltimore, Maryland	Aluminum chlorhydrate, aluminum chloride solutions and polyaluminum chloride	28,000	Owned
Bastrop, Louisiana	Aluminum sulfate – liquid, dry and anhydrous, rubidium salts, aluminum chloride, aluminum chlorohydrate and polyaluminum chloride	70,500	Owned
Cedartown, Georgia	Over 200 formulated products	66,500	Owned
Chattanooga, Tennessee	Aluminum sulfate	25,000	Owned
Coosa Pines, Alabama	Aluminum sulfate	40,000	Owned	(2)
Counce, Tennessee	Aluminum sulfate	20,000	Owned

Demopolis, Alabama	Aluminum sulfate	22,000	Owned
DeRidder, Louisiana	Aluminum sulfate	45,000	Owned	(3)
Franklin, Virginia	Bis-peroxide	2,500	Leased	(4)
Gibbstown, New Jersey	Dicumyl peroxide and hydroperoxides	10,000	Owned
Georgetown, South Carolina	Aluminum sulfate	42,000	Owned
Harrison, New Jersey	Calcium stearate and defoamers	18,000	Owned
Lake Charles, Louisiana	Sodium aluminate	200,000	Leased	(5)
Little Rock, Arkansas	Calcined bauxite and kaolin	100,000	Owned	(6)
Monticello, Mississippi	Aluminum sulfate	25,000	Owned
Naheola, Alabama	Aluminum sulfate	25,000	Owned	(3)
Plymouth, North Carolina	Aluminum sulfate	30,000	Owned
Salindres, France	Gallium purification, gallium oxide	48	Owned
Stade, Germany	Gallium extraction	24	Owned	(7)

(1)	Although GEO owns the 95.56 acres on which the Allentown facility is located, it leases a warehouse and a sludge processing facility on an adjacent parcel (apart from the real property on which it is located).
(2)	The Coosa Pines facility is held 4.9 acres in fee and 15.8 acres in leasehold.
(3)	The DeRidder and Naheola facilities are located on leased land.
(4)	The Franklin facility is located on leased real property.
(5)	The Lake Charles facility is leased from the Port Authority of Lake Charles.
(6)	The Little Rock facility is held 512 acres in fee and 29.9 acres under land contract.
(7)	The Stade, Germany facility is located on leased real property.

GEO’s executive offices are located in Cleveland, Ohio. GEO maintains sales offices in Little Rock, Arkansas; Baltimore, Maryland; Gibbstown, New Jersey; Ambler, Pennsylvania; Cheltenham, England; Potters Bar, England; and Paris, France. GEO also has financial and treasury staff located in Lafayette, Indiana, administrative and technical support facilities located in Ambler, Pennsylvania and a sales and administrative office in Paris, France. GEO believes that its facilities are in good operating condition and adequate to meet anticipated requirements in the near future.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, GEO is periodically named as a defendant in a variety of lawsuits. GEO believes that its pending cases will not have a material adverse effect on its business or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of 2002.

PART II

ITEM 5. MARKET FOR GEO’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

There is no established public trading market for GEO’s equity securities.

GEO has not paid any dividends on its common shares since its inception and does not expect to pay any dividends in the near future. GEO’s senior credit facility and the indenture that governs GEO’s senior subordinated notes limit GEO’s ability to pay dividends. GEO’s senior credit facility prohibits GEO from paying any dividends to its shareholders other than in the form of its capital stock. The indenture prohibits GEO from paying any cash dividend at any time that its fixed charge coverage ratio is less than 2.0 to 1.0 or any default exists under the indenture. In addition, GEO may not pay cash dividends in an amount exceeding 50% of its cumulative net income from the date of issuance of the notes plus 100% of the proceeds received by GEO from the sale of its capital stock or an equity contribution by its shareholders. GEO may, under the indenture, pay dividends in the form of its capital stock.

As of April 15, 2003, there were eight holders of GEO’s class A voting common stock and no holders of its class B nonvoting common stock.

ITEM 6. SELECTED FINANCIAL DATA

The table shown on the next page includes the following summary financial data of GEO:

•	historical operating and other data of GEO for the years ended December 31, 1998, 1999, 2000, 2001 and 2002; and

•	balance sheet data as of December 31, 1998, 1999, 2000, 2001 and 2002.

The period-to-period comparability of the summary financial data shown below is materially affected by the three acquisitions and one disposition that GEO has completed from 1998 through 2002. See “Introduction to GEO’s Business.”

The summary financial data shown below for the years ended December 31, 2000, 2001 and 2002 and as of December 31, 2001 and 2002 has been derived from the financial statements of GEO which are included in Exhibit 99.1 to this Annual Report. The summary financial data for the years ended December 31, 1998 and 1999 and as of December 31, 1998, 1999 and 2000 has been derived from the financial statements of GEO which are not included in this Annual Report.

You should read the summary financial data presented below along with the financial statements of GEO and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Selected Historical Financial Data

(dollars in thousands)

	Years Ended Dec. 31,
	1998		1999		2000		2001		2002
Operating Data:
Net sales	$126,560		$147,080		$188,216		$185,152		$164,474
Cost of sales	101,638		112,669		138,952		142,968		136,512

Gross profit	24,922		34,411		49,264		42,184		27,962
Selling, general and administrative expenses	14,092		18,906		24,542		23,539		17,137
Other (income) expense	118		27		1,348		1,899		(1,290)
(Gain) on sale of paper chemicals business	—		—		—		(2,200)		(859)

Income before interest and taxes	10,712		15,478		23,374		18,946		12,974
Net interest expense	9,097		13,376		14,806		17,501		19,847

Income (loss) before income taxes	1,615		2,102		8,568		1,445		(6,873)
Provision (benefit) for income taxes	667		1,023		3,484		(280)		(2,936)

Income (loss) before extraordinary loss	948		1,079		5,084		1,725		(3,937)
Extraordinary loss on early extinguishment of debt, net	1,496		—		—		—		—

Net income (loss)	$(548)		$1,079		$5,084		$1,725		$(3,937)

Other Financial Data:
Capital expenditures	$6,755		$6,223		$9,443		$7,708		$3,357
Net cash from operating activities	9,606		11,608		25,751		15,769		5,528
Net cash from investing activities	(67,861)		(29,448)		(9,443)		(94,286)		(5,088)
Net cash from financing activities	59,204		21,683		(13,000)		90,369		(8,802)
Depreciation, depletion and amortization	7,905		11,315		14,781		19,859		15,330
Ratio of earnings to fixed charges (1)	1.2	x	1.2	x	1.6	x	1.1	x	—

	As of December 31,
	1998		1999		2000		2001		2002
Balance Sheet Data:
Cash and cash equivalents	$1,645		$4,696		$7,930		$19,782		$11,420
Total assets	164,525		198,166		190,034		286,503		269,676
Total debt, excluding current portion	120,000		143,000		130,000		223,950		215,550
Shareholders’ equity	21,842		22,305		26,186		28,857		24,363

(1)	For purposes of calculating the ratio of earnings to fixed charges, earnings represent income (loss) before income taxes plus fixed charges. Fixed charges consist of net interest expense and the portion of operating rental expense which management believes is representative of the interest component of rent expense, less amounts that represent amortization of deferred financing fees and debt issuance costs. This ratio is not shown for 2002 since the earnings are a loss.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                 OPERATIONS

Sales and Cost of Sales

GEO’s fiscal 2002 net sales were generated by a mix of sales to various industries, including:

•	construction-related applications (15%);

•	water treatment (24%);

•	wire and cable (20%);

•	oil and gas production (4%);

•	coatings (12%);

•	electronics (3%); and

•	miscellaneous (22%), which includes sales to Cognis Corporation (7%) and sales of paper chemical products to Nalco pursuant to the Nalco supply agreement (5%).

GEO’s cost of sales is primarily comprised of:

•	the cost of raw materials (53%);

•	freight (7%);

•	depreciation (8%); and

•	normal operating expenses (32%), which include personnel costs, ongoing maintenance materials and services, utilities, operating supplies, property and casualty insurance, property taxes and leasing expenses.

The raw materials required to produce GEO’s products are generally available from several suppliers and are typically purchased under agreements negotiated annually with two or more vendors per raw material. The raw materials which comprise a majority of these purchases include sulfuric acid, naphthalene, formaldehyde, paraffin oils, glycols, aluminum/aluminas, fatty acids, methanol, cumene and propionic acid. Additionally, GEO has an agreement with Cognis to purchase various products previously purchased by the acquired business from Cognis plants not included in the acquisition. Purchases under the supply agreement, depending upon the particular product, are made at market prices or at prices tied to standard costs. Purchases under this agreement were less than 10% of GEO’s total raw material costs in fiscal 2002.

GEO’s selling, general and administrative expenses include all operating costs unrelated to plant operations. Approximately 17% of these expenses reflect non-cash amortization and depreciation expenses. Also part of these expenses are the compensation and business costs of the sales, marketing, technical support, customer service, research and development and management of the various business groups. These expenses also include typical corporate expenses such as office rent, general management, finance and accounting, information systems, human resources, legal, purchasing, certain types of corporate liability insurance and amortization of deferred charges.

Results of Operations

The following table shows certain income statement data for GEO expressed in millions of dollars and as a percentage of net sales for the fiscal years 2000, 2001 and 2002.

	2000		2001		2002
	%	$	$	%	$	%
Net sales	$188.2	100.0%	$185.2	100.0%	$164.5	100.0%
Cost of sales	138.9	73.8	143.0	77.2	136.5	83.0
Gross profit	49.3	26.2	42.2	22.8	28.0	17.0
S,G & A	24.5	13.0	23.5	12.7	17.1	10.4
Net income (loss)	5.1	2.7	1.7	0.9	(3.9)	(2.4)

Fiscal 2002 Compared to Fiscal 2001

Net Sales. Net sales for fiscal 2002 were $164.5 million, representing a $20.7 million or 11.2% decrease compared to fiscal 2001 net sales of $185.2 million. The most significant decrease was a $23.1 million decline in the sale of gallium, a product sold to the wireless telecommunication and optoelectronics markets. Gallium sales were lower due to a sharp decrease in both sales volume and selling prices, reflecting depressed end market demand that started in the second half of fiscal 2001. Another major decrease, $6.8 million, was attributable to the divestment of the paper chemicals business in April 2001. Sales of performance products, mostly clay proppants sold to the oil and gas market, declined by $3.5 million. Partially offsetting these decreases was a full year of organic peroxide sales, $33.3 million, which represents an increase of approximately $12.5 million of sales of these products compared to fiscal 2001.

Cost of Sales. Cost of sales in fiscal 2002 was $136.5 million, representing a $6.5 million or a 4.5% decrease compared to fiscal 2001 cost of sales of $143.0 million. The additional sales volume from a full year of organic peroxide sales resulted in an $8.0 million increase in the cost of sales. The most significant decrease in cost of sales, $5.4 million, was related to the decline in sales volume to the paper industry, as a one year supply contract with Nalco for products sourced from GEO’s plant in Cedartown, Georgia expired. The reduced sales volume of gallium resulted in a $4.1 million decrease in cost of sales, approximately 32% of which was attributable to lower production expenses resulting from staffing reductions and 68% of which was attributable to lower variable costs (i.e., freight and raw materials). Cost of sales for performance chemicals declined by $4.9 million, due mostly to lower raw material costs, particularly natural gas and alumina.

Gross Profit. Gross Profit for 2002 was $28.0 million, representing a $14.2 million or 33.6% decrease compared to fiscal 2001 gross profit of $42.2 million. The decline in gallium sales accounted for $19.1 million of the decline. Partially offsetting the unfavorable gallium impact was the increase compared to 2001 in gross profit from the organic peroxide business of $3.1 million. Most all of this increase was attributable to owning the organic peroxide business for the full year of 2002 versus seven months in 2001. The remaining difference was attributable to lower raw material costs relative to sales in construction additives and performance products.

Selling, General and Administrative Expenses. S,G & A expenses for fiscal 2002 were $17.1 million, representing a $6.4 million or a 27.2% decrease compared to fiscal 2001 S,G & A expenses of $23.5 million. The most significant reduction, $4.4 million, resulted from the cessation of goodwill amortization due to the adoption of new accounting standards. The full year impact of divesting the paper chemical business accounted for $1.9 million of the decrease in S,G & A expenses, while the full year impact of the organic peroxide business resulted in a $1.2 million increase. The remaining difference in S,G & A expenses was mostly attributable to lower employee benefit costs and the favorable settlement of a contractual claim in the coating additives business.

Net Interest Expense. Net interest expense in fiscal 2002 was $19.8 million, representing a $2.3 million or 13.1% increase compared to fiscal 2001 net interest expense of $17.5 million. The increase in interest expense incurred for the senior and subordinated debt was $1.9 million, reflecting a full year of senior debt interest, offset partially by lower interest rates and the benefit of interest rate swap contracts. The remaining difference was attributable to a full year of amortization of deferred financing expenses related to the senior debt.

Other (Income) Expense. Other income in fiscal 2002 was ($2.1 million) reflecting a $1.8 million decrease compared to fiscal 2001 other expense of ($0.3 million). The decrease in other income reflects a performance payment received by GEO in 2002 related to the divestment of the paper chemicals business, contract settlements and currency exchange gains.

Net Income. Net Income for fiscal 2002 was ($3.9) million, representing a $5.6 million decrease in net income compared to fiscal 2001 of $1.7 million. The decrease was attributable to lower gross profit of $14.2 million and a $2.3 million increase in interest expense. Partially offsetting these reductions to net income were lower selling, general and administration expenses of $6.4 million, due mostly to a reduction in amortization and the divestment of the paper chemicals business, an increase in other income, and a $2.7 million reduction in income taxes, as GEO had a pre-tax loss in fiscal 2002 versus pre-tax income in 2001.

Fiscal 2001 Compared to Fiscal 2000

Net Sales. Net sales for fiscal 2001 were $185.2 million, representing a decrease of $3.0 million or 1.6% compared to fiscal 2000 net sales of $188.2 million. Organic peroxide products, the business acquired from Hercules Incorporated in May 2001, generated a $20.8 million increase in sales. Also, sales of additives to the construction industry increased by $3.0 million due mostly to greater sales volumes and the introduction of new products. These increases in net sales were more than offset by the divestment of the paper chemicals business ($9.2 million) and lower sales of gallium ($10.2 million) and coating additives ($7.1 million). The decrease in gallium sales, 26.9%, reflects a sharp drop in demand during the second half of 2001 after very strong demand and higher prices during the first half of the year. The decrease in coating additives, 21.2%, was due primarily to the weakness in the coatings industry, especially in Europe.

Cost of Sales. Cost of sales in fiscal 2001 was $143.0 million, an increase of $4.1 million or 3.0% compared to the cost of sales in fiscal 2000 which was $138.9 million. The increase in cost of sales was attributable to the recently acquired organic peroxide business, $13.5 million, and the increase in sales of construction additives, approximately $3.0 million. These increases in cost of goods sold were partially offset by a decline in gallium sales volume which resulted in a $9.9 million reduction in cost of sales, and lower sales volumes of coating additives and paper chemicals to ONDEO Nalco under the post-divestment supply agreements. Overall, excluding the organic peroxide and paper chemicals transactions, variable costs as a percent of net sales declined slightly from 49.2% to 48.5% due mostly to a reduction in freight costs.

Gross Profit. Gross profit for fiscal 2001 was $42.2 million, representing a $7.1 million or a 14.4% decrease compared to fiscal 2000 gross profit of $49.3 million. The organic peroxide activities generated $7.4 million of gross profit, which was partially offset by the impact of the divestment of the paper chemicals business of $4.5 million. Excluding the effect of these two transactions, gross profit decreased by $10.0 million. The decline in net sales, especially of coating additives, generated a $7.3 million decline in gross profit. The remaining decrease in gross profit was due largely to $1.6 million of less favorable plant overhead absorption and a special depreciation charge of $1.1 million.

Selling, General and Administrative Expenses. S,G & A expenses in fiscal 2001 were $23.5 million, a decrease of $1.0 million or 4.1% compared to $24.5 million in fiscal 2000. The organic peroxide business added $3.4 million of S,G & A expenses, $1.7 million of direct costs and $2.7 million of amortization charges related mostly to goodwill. The divestment of the paper chemicals business resulted in a $4.6 million reduction in S,G & A expenses. The remaining increase of $0.2 million was due to additional staffing in the aluminum products or water treating unit.

Net Interest Expense. Net interest expense for fiscal 2001 was $17.5 million, a $2.7 million or an 18.2% increase compared to fiscal 2000 net interest expense of $14.8 million. Most of the increase, $2.3 million, was attributable to the additional debt incurred to acquire the organic peroxides business from Hercules Incorporated at the end of May 2001. The net debt balance at the end of fiscal 2001 was $205.2 million compared to a net debt balance of $122.1 million at the end of fiscal 2000.

Other (Income) Expense. Other expense for fiscal 2001 was ($0.3 million), representing a $1.6 million decrease compared to fiscal 2000 when net other expenses were $1.3 million. A major part of the decrease was attributable to the $2.2 million gain on the sale of the paper chemicals business to ONDEO Nalco. The remaining difference was attributable to lower foreign exchange losses.

Net Income. Net income for fiscal 2001 was $1.7 million, representing a $3.4 million decrease compared to fiscal 2000 net income of $5.1 million. The decrease was attributable to a $7.1 million decline in gross profit and a $2.7 million increase in interest expense, mostly related to the additional debt incurred for the organic peroxide acquisition. The gain on the sale of the paper business in 2001 of $2.2 million and lower income taxes, due to lower taxable income, of $3.8 million in 2001 compared to 2000 partially offset the unfavorable impact on net income of the lower gross profit and increased interest expense.

Liquidity and Capital Resources

GEO’s primary cash needs are working capital, capital expenditures and debt service. GEO has financed, and intends to continue to finance, these needs from internally generated cash flow, in addition to periodic draws on its senior credit facility. Net cash from operations for the year ended December 31, 2002 was $5.5 million, for the year ended December 31, 2001 was $15.8 million, and for the year ended December 31, 2000 was $25.8 million.

Net cash used in investing activities for the year ended December 31, 2002 was $5.1 million, for the year ended December 31, 2001 was $94.3 million, and for the year ended December 31, 2000 was $9.4 million. Capital expenditures, included in the amounts above, for the same periods were $3.4 million, $7.7 million, and $9.4 million, respectively. GEO currently has no material commitments for capital expenditures.

In September 2002, GEO exercised its option to acquire 100% of the shares of Rhodia Pinjarra Ltd. in Australia, an option granted as part of GEO’s purchase of Rhodia Chimie S.A.’s gallium business in September 1999. The total value of the shares acquired was $1.5 million, the payment for which included $0.5 million of net cash. The remaining amount of $1.0 million was the result of the settlement of several outstanding claims of GEO and Rhodia related to several acquisition and post-acquisition matters associated with the original acquisition of the gallium business in September 1999. The facility owned by Rhodia Pinjarra Ltd. was dormant at the time GEO acquired the shares. GEO has opted to keep the facility dormant until there is improvement in the global market for gallium sufficient to support the investment needed to operate the plant. As part of GEO’s activities at the Pinjarra site, GEO entered into a long term contract with Alcoa’s Australian subsidiary for access to and the use of its Bayer liquor stream for the extraction of gallium.

GEO completed the acquisition of Hercules Incorporated’s organic peroxides business in 2001 for a purchase price of approximately $93.5 million. The acquisition of the organic peroxides business was financed through an amendment to GEO’s credit facility to include a senior secured term loan totaling $105.0 million. The amendment to the credit facility included a revolving credit line of $40.0 million. The revolving credit facility expires on June 30, 2005 and the term loan expires on December 31, 2007. The revolving credit facility has no interim amortization requirements. The term loan required amortization payments of $1.1 million on June 30, 2002 and June 30, 2003. Beginning June 30, 2004, the term loan required amortization payments of $5.0 million every six months until December 31, 2007 when the entire outstanding balance is due.

In May 2002 the senior credit facility was amended. As part of the amendment, GEO repaid $7.5 million of the senior secured loan and agreed to the reduction of its revolving credit line to $20.0 million. Other significant provisions of the amendment included the reduction of the amount of the term loan amortization for June 30, 2002 and June 30, 2003 from $1.1 million to $1.0 million, modification of the net leverage ratio and net interest coverage covenants for the eight successive quarters beginning with the first quarter of 2002, an increase in the interest rate margins paid on both the term loan and revolving facility, and restrictions on capital expenditures, including capital expenditures related to the gallium facility in Pinjarra, Australia, and additional restrictions on GEO’s ability to make acquisitions.

On April 14, 2003, the senior credit facility was further amended. As part of the amendment, the ability to GEO to draw up to the full $20.0 million under its current revolving credit facility is subject to compliance with a tiered senior leverage ratio requirement during the term of the facility. Depending on GEO’s senior leverage ratio, amounts available for drawing by GEO may be less that $20.0 million. The revolving credit facility also became subject to further additional collateral requirements provided by Charter Oak Partners and Charter Oak Capital Partners, L.P., GEO’s majority shareholders. The shareholder collateral has been provided in the form of a support agreement in favor of the senior lenders, that includes a commitment from Charter Oak to provide letters of credit or cash collateral in increments of $1.0 million up to the maximum amount of $10.0 million for the purpose of securing extensions of credit under the revolving credit facility to the extent that extensions of credit exceed $5.0 million. If there is an event of default under the credit agreement, the letters of credit may be drawn or proceeds of cash collateral applied by the banks to reduce the amount drawn on the revolving credit facility to $5.0 million. If there is a draw on any letter of credit provided by Charter Oak a reimbursement obligation will arise on the part of GEO in favor of Charter Oak under the terms of a reimbursement agreement entered into between the parties. The reimbursement agreement also covers costs and expenses of Charter Oak that may arise in connection with the shareholder support provided.

In addition, under the amendment, the applicable margin for the term loan was increased by 100 basis points until March 31, 2004. The amendment also provides that the proceeds from any asset sale triggering a mandatory prepayment of the senior debt shall be applied to the scheduled term loan repayments due and owing for the next twenty four months from the date of receipt of proceeds and then equally to the remaining scheduled term loan repayments. There are also new restrictions on the ability of GEO to keep the proceeds of assets sales and insurance proceeds above certain limits and reducing the amount GEO may spend on capital expenditures. Some of the financial covenants in the senior credit facility, including the interest coverage ratio and the senior leverage ratio, have been temporarily relaxed to provide relief to GEO for the remainder of 2003 and the first quarter of 2004.

As of December 31, 2002, GEO had $20.0 million available for borrowing under the revolving credit facility. Borrowings under the revolving credit facility bear interest, at GEO’s option, at:

•	3.75% above the higher of the Federal Funds Effective Rate plus 0.5% or the prime lending rate of Bankers Trust Company; or

•	an adjusted Eurodollar rate plus 4.50%.

The term loan under the senior credit agreement bears interest, at GEO’s option, at:

•	4.75% above the higher of the Federal Funds Effective Rate plus 0.5% or the prime lending rate of Banker’s Trust Company; or

•	an adjusted Eurodollar rate plus 6.00%.

The base rate margin and the Eurodollar rate margin for both the revolving credit facility and the term loan can vary from fiscal quarter to fiscal quarter depending on GEO’s net leverage ratio at the end of the preceding quarter.

As of December 31, 2002, GEO’s interest rate for the term loan was 7.00%. The senior credit facility contains customary covenants, which include the maintenance of certain financial ratios.

Net interest expense for the year ended December 31, 2002 was $19.8 million, which includes $1.5 million of amortization of deferred financing expenses. Net interest expense for the year ended December 31, 2001 was $17.5 million, which includes $1.1 million of amortization of deferred financing expenses. For the year ended December 31, 2000 net interest expense was $14.8 million.

GEO’s cash paid for income taxes for the year ended December 31, 2002 was $3.5 million, for the year ended December 31, 2001 was $3.8 million, and for the year ended December 31, 2000 was $0.6 million.

GEO believes that cash generated from operations, together with amounts available under its senior credit facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

GEO has the following contractual and commercial commitment obligations as of December 31, 2002 that can impact its liquidity:

Contractual Obligations (in thousands)	Principal Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$216,525	975	19,543	76,007	120,000
Line of Credit	—	—	—	—	—
Operating Leases	2,865	1,098	1,597	170	—

Total Contractual Cash Obligations	$219,390	2,073	21,140	76,177	120,000

Other Commercial Commitments (in thousands)	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit	$20,000	—	—	20,000	—
Standby Letters of Credit	—	—	—	—	—
Total Commercial Commitments	$20,000	—	—	20,000	—

The overall effects of inflation on GEO’s business during the periods discussed have not been significant. GEO monitors the prices it charges for its products on an ongoing basis and believes that it will be able to adjust those prices to take into account any future changes in the rate of inflation, although no assurance can be given in this regard.

Limits Imposed on GEO’s Acquisition Strategy by the Indenture and Senior Credit Facility

GEO’s senior credit facility and the indenture that governs its senior subordinated notes limit GEO’s ability to make acquisitions and to incur indebtedness in connection with acquisitions. The senior credit facility provides that GEO may not make acquisitions until its leverage ratio falls below 4.5 to 1.0. GEO does not anticipate that its leverage ratio will fall below such level in the near term. The senior credit facility allows GEO to incur only permitted indebtedness, which includes its senior subordinated notes, up to

$5.0 million pursuant to GEO’s obligations under its shareholders agreement, and up to $15.0 million of additional general indebtedness. The indenture limits the amount of acquisition debt that GEO may incur to: $25.0 million under its senior credit facility; amounts that would allow it to maintain a fixed charge coverage ratio greater than 2.0 to 1.0; and other debt not to exceed $10.0 million at any time outstanding. The senior credit facility and indenture also restrict GEO’s ability to:

•	acquire businesses different than GEO’s existing business;

•	merge or consolidate with other entities;

•	enter into transactions with its affiliates;

•	create or incur liens on its assets; and

•	make investments.

If GEO is unable to complete additional acquisitions because of the restrictions imposed by its senior credit facility and the indenture, it might not otherwise be able to increase its product offerings or revenue base. Such a result could place GEO at a competitive disadvantage and could threaten its ability to make payments on the senior credit facility or senior subordinated notes.

Limits Imposed on GEO by Interest Coverage and Maximum Leverage Requirements in its Senior Credit Facility

GEO’s senior credit facility requires it to maintain a minimum interest coverage ratio and a maximum leverage ratio. The interest coverage ratio is the ratio, for the most recent quarterly period, of GEO’s earnings before interest expense, taxes, depreciation and amortization to GEO’s total interest expense minus total interest income for the same period. The interest coverage ratio that GEO is required to maintain is currently 1.25 to 1.00 and will increase periodically until March 31, 2007 when it will remain fixed at 3.25 to 1.00. The leverage ratio is the ratio, for the most recent quarterly period, of GEO’s total indebtedness to GEO’s earnings before interest expense, taxes, depreciation and amortization for the most recent four quarters. The leverage ratio was suspended as of March 31, 2002 until March 31, 2004. The senior leverage ratio is the ratio for the most recent quarterly period of GEO’s consolidated senior indebtedness to GEO’s EBITDA for the most recent four quarters. The senior leverage ratio that GEO may not exceed is currently 4.35 to 1.00 and will be lowered periodically until March 31, 2004 when the covenant will cease to apply and the leverage ratio will again become effective. At that time, the leverage ratio that GEO may not exceed will be 4.00 to 1.00 and it will be lowered periodically until March 31, 2005 when it will remain fixed at 3.50 to 1.00.

GEO’s failure to maintain these financial ratios could result in a default under its senior credit facility. Such a default would permit the lenders to declare all amounts outstanding under the senior credit facility to be immediately due and payable and terminate any commitments to extend additional credit. In addition, GEO’s non-compliance with these ratios could prevent it from making acquisitions and capital improvements. GEO’s ability to comply with such ratios and tests may be affected by events beyond its control, including prevailing economic, financial and industry conditions.

Market Risk Exposure

GEO is subject to commodity price risk relative to the purchase of commodity chemicals as raw materials in its manufacturing processes. These raw materials are generally available from several suppliers and are purchased under agreements negotiated annually with two or more vendors per raw material. In certain instances, GEO mitigates its risk by entering into agreements with customers that give GEO the ability to pass along future price increases. GEO seeks to manage its commodity price risk through these customer agreements, although no assurance can be given that this strategy will be successful.

Foreign Operations

GEO’s foreign operations are subject to the usual risks that may affect such operations. These include, among other things, exchange controls and currency restrictions, currency fluctuations, changes in local economic conditions, unsettled political conditions, and foreign government-sponsored boycotts of GEO’s products or services for noncommercial reasons. Most of the identifiable assets associated with foreign operations are located in countries where GEO believes such risks to be minimal. In addition, GEO does not consider the market risk exposure relating to currency exchange to be material. For certain financial information regarding GEO’s international operations, see Note 17 of GEO’s consolidated financial statements contained in Exhibit 99.1 to this Annual Report, which is hereby incorporated by reference.

Forward-Looking Statements

Some of the statements made in this Annual Report, including statements containing the words “believes,” “intends,” “expects” or similar words, constitute forward-looking statements under the federal securities laws. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of GEO or its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could cause or contribute to such a difference include:

•	GEO’s inability to make required interest or principal payments under its existing long-term debt due to decreased sales and financial performance;

•	GEO’s loss of access to its revolving credit facility due to a covenant violation, which could hinder its ability to obtain working capital or make required interest or principal payments under its existing long-term debt;

•	GEO’s inability to repay or refinance its existing long-term debt at such time as the principal amounts thereof become payable or are accelerated;

•	the refusal of GEO’s lenders to make accommodations or extend additional credit in the event of a covenant violation by GEO or GEO’s failure to make required interest or principal payments;

•	GEO’s inability to generate sufficient cash flow, or to cut operating costs, to allow it to meet its working capital and other payment obligations;

•	the further worsening of general economic or specific market conditions that cause further declines in the demand for GEO’s products;

•	the increased risk during economic downturns that GEO’s customers may declare bankruptcy or experience payment difficulties;

•	GEO’s inability to effect additional acquisitions or dispositions; and

•	GEO’s failure to effectively integrate, or maintain or grow the sales of, acquired businesses, or its incurrence of greater than expected expenses in connection with operating acquired businesses.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of GEO’s global operating activities, GEO is exposed to market risks from changes in interest rates and foreign currency exchange rates which may adversely affect GEO’s operating results and financial position. GEO’s goal is to minimize its risks from interest and foreign currency exchange rate fluctuations through its normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. GEO does not use derivative financial instruments for trading or other speculative purposes and does not use leveraged derivative financial instruments.

GEO’s exposure to market risk for changes in foreign currency exchange rates arises from financing activities between subsidiaries and firm commitments arising from international transactions. GEO attempts to have such transaction exposure hedged with internal natural offsets to the fullest extent possible and, once these opportunities have been exhausted, through foreign currency option agreements with third parties. During 2001, GEO entered into option contracts that collared the Australian dollar between .47 and .53 in relation to the U.S. dollar, in anticipation of capital project expenditures in Pinjarra, Australia, which expenditures have been delayed pending improvement in the global market for gallium. GEO entered into these contracts at no cost. These contracts matured through December 31, 2002. During the year ended December 31, 2002, GEO realized a gain of approximately $1.0 million upon the settlement of these contracts.

On November 15, 2001, GEO entered into two interest rate derivative contracts with Citibank N.A. The purpose of the contracts was to hedge GEO’s interest expense by availing itself of the prevailing interest rate conditions reflected by a steep yield curve and GEO’s tax situation. Both derivative contracts were for a notional amount of $90.0 million.

Under one contract, the “floating to fixed” contract, GEO agreed to pay Citibank the equivalent of 3.67% annually through August 1, 2004, with payments being made on each February 1 and August 1 during the contract period. Citibank agreed to pay GEO the six-month LIBOR rate, reset on the first day of each semi-annual payment date during the contract period. This contract corresponds to GEO’s term loan floating rate debt.

Under the other contract, the “fixed to floating” contract, GEO agreed to pay Citibank the equivalent of the six month LIBOR rate as of the last business day prior to the payment date plus 5.05%. Citibank agreed to pay GEO during the same period 10.125%. The payment dates are February 1 and August 1 of each year until August 1, 2008. As part of this transaction, GEO sold to Citibank the right to cancel the contract on any payment date commencing with August 1, 2004. This contract corresponds to the senior subordinated notes, which have a fixed interest rate of 10.125%. Due to the timing of the cancellation provision of the swap contract, the contract is not considered to be 100% effective.

GEO has accounted for these interest rate derivative contracts pursuant to FAS 133. The “floating to fixed” contract has been treated as a cash flow hedge with 100% effectiveness. As of December 31, 2002, the contract had a fair market value of ($3.5) million. This amount was considered in Other Comprehensive Loss and was offset by an increase in the Other Long Term Liabilities on GEO’s balance sheet.

The “fixed to floating” contract has been treated as a fair value hedge. As of December 31, 2002, the contract had a fair market value of $2.9 million and was considered to be 92.7% effective. The accounting treatment of marking to market the fair value hedge was as follows: (1) the ineffective portion of the hedge was reflected in Other (Income) Expense on GEO’s income statement, (2) the change in value, $2.9 million, was reflected in an increase in the value of the senior subordinated notes, and (3) the Other Long Term Liabilities were decreased by $2.9 million, the change in value of the hedge contract.

In January 2003, GEO was notified by Citibank that it was terminating these agreements. GEO is disputing the termination clause cited by Citibank and has retained legal counsel to assist in resolving this matter. Due to this fact, GEO has not reflected any interest savings associated with these agreements in its financial statements since the last settlement date in August 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

GEO’s financial statements are included in Exhibit 99.1 to this Annual Report and are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL                 DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF GEO

The following table shows certain information regarding each of GEO’s directors, officers and operating management.

Name	Age	Position
George P. Ahearn	67	President, Chief Executive Officer and Director
William P. Eckman	51	Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director
Dennis S. Grandle	53	Vice President, Aluminum Products
David B. Heller, Jr.	49	Vice President, Sales, Specialty Additives
Robert S. Zacker	45	Vice President, Specialty Additives
Terry L. Guckes	53	Vice President, Electronic Chemicals
Anthony J. Dowd	48	Director
George W. Rapp, Jr.	70	Director
A. Elliott Archer	58	Director

George P. Ahearn has been President, Chief Executive Officer and Director of GEO since its inception in 1993. Prior to that time, Mr. Ahearn was President and Chief Operating Officer of Hall Chemical Company, a maker of specialty metal-based chemicals. Prior to that, Mr. Ahearn was employed for 28 years by Exxon Corporation and Exxon Chemical, holding various executive positions including Division Manager of Exxon Chemical’s Energy Chemicals Business and Worldwide Manager of Exxon Chemical’s Specialty Chemicals Technology Organization. Mr. Ahearn was also a founder, owner and director of Pharmaceutical Fine Chemicals, S.A., a Luxembourg fine chemicals company built through acquisition. Mr. Ahearn divested his interest in Pharmaceutical Fine Chemicals, S.A. when the business was sold to DLJ Merchant Banking Fund Group, an affiliate of Donaldson Lufkin & Jenrette Securities Corporation, in September 1997. Mr. Ahearn was formerly a director of Chemtech Industries of St. Louis, Missouri, President of SSC Industries of Atlanta, Georgia, and a director of The Flood Company of Hudson, Ohio, a privately-held company in the coatings and wood stains and preservatives business. Mr. Ahearn received his B.A. in chemistry from the City University of New York and M.S. and Ph.D. in chemistry from Rutgers University.

William P. Eckman has been Executive Vice President, Chief Financial Officer, Treasurer, Secretary and Director of GEO since its inception in 1993. Prior to that time, Mr. Eckman was involved in acquisitions, joint venture development, product management and strategic planning for Exxon Chemical’s specialty chemical business in Latin America and Mexico. Mr. Eckman was also a corporate treasurer for Exxon Chemical Americas with responsibility for Latin America. Mr. Eckman also served in the Controller’s department at Exxon Chemical’s Baton Rouge, Louisiana plant. Mr. Eckman was a founder and owner of Pharmaceutical Fine Chemicals, S.A. and a director of certain of its affiliates. Mr. Eckman divested his interest to DLJ Merchant Banking Fund Group in September 1997. Mr. Eckman received his B.A. in business administration from Marian College and M.B.A. and economics degrees from New York University. Mr. Eckman also pursued studies in international economics at the University of Paris.

Dennis S. Grandle has been Vice President, Aluminum Products of GEO since 1996. Mr. Grandle has over 25 years of experience in the chemical and oil industries, primarily at Exxon Chemical, where he worked in the specialty chemicals area in sales and product management, both in the United States and overseas. Mr. Grandle also has considerable overseas experience with ARAMCO in oil field chemicals. Mr. Grandle received his B.S. in chemistry from the University of California.

David B. Heller, Jr. has been Vice President, Sales for GEO’s Specialty Additives business since 2002 and, prior to that, had been Vice President/General Manager, Process Industries of GEO since 1997. With more than 20 years of experience in the chemicals industry, Mr. Heller has held various management positions at Henkel Corporation, D.B. Western, Melamine Chemicals, W.R. Grace and Johnson Matthey. Mr. Heller received his B.S. in chemistry from Bucknell University and his M.B.A. from the University of Pennsylvania.

Robert S. Zacker has been Vice President, Specialty Additives since 2002 and, prior to that, had been Vice President/General Manager, TRIMET Products since July 1998 and General Manager of the TRIMET facility in Allentown, Pennsylvania since 1996. From 1981 to 1996, Mr. Zacker held various positions with Mallinckrodt Chemical, Inc., including Process Engineer, Regional Sales Representative, Senior Product Engineer, Production Supervisor and Plant Manager. Mr. Zacker received his B.S. in chemical engineering from Clemson University.

Terry L. Guckes has been Vice President, Electronic Chemicals since June 2001. Prior to joining GEO, Mr. Guckes was a corporate officer and business development executive with OMG, Inc. where he was involved with several acquisitions and joint ventures related to specialty metals and specialty chemicals. Mr. Guckes is a Director of The Flood Company of Hudson, Ohio. Mr. Guckes has more than 30 years of experience in the specialty chemicals and the oil and gas industries. In addition to his tenure with OMG, he has worked for the Lubrizol Company, W.R. Grace and Exxon-Mobil. Mr. Guckes received his B.S.E. degree in chemical engineering from Princeton in 1971, his Ph.D. in chemical engineering from the University of Wisconsin in 1974 and his M.B.A. from the University of Pennsylvania in 1984.

Anthony J. Dowd was reappointed as a Director in 2002, having served as Director from March 1997 until August 1998. In 1991, Mr. Dowd became affiliated with Charter Oak Partners and was appointed Director of Private Investments in May 1992. In 1997 he became a founding General Partner of Charter Oak Capital Partners, L. P. He serves on the Board of Directors of Metal Powder Products, LLC, Brass Eagle, Inc. and Integrated DisAbility Resources, Inc. Mr. Dowd graduated with distinction from the U.S. Military Academy at West Point in 1981 with a B.S. degree in Engineering. From 1981 to 1986 he served as an officer in the U.S. Army. In 1988, Mr. Dowd graduated from the Wharton School of the University of Pennsylvania with an M.B.A. degree in finance. Subsequently, Mr. Dowd was a Senior Associate with James D. Wolfensohn, Inc., a New York investment banking firm.

George W. Rapp, Jr. has been a Director of GEO since 1997. Mr. Rapp is currently a member of the Management Committee of Metal Powder Products, LLC. In the past, Mr. Rapp has held such positions as Vice President of Marketing & Sales of Brinly Hardy Company, Advanced Process Systems and Anaconda Aluminum, Senior Vice President of Arco Metals, President of American Brass and Vice Chairman of the Board of Simcala, Inc. Mr. Rapp received his B.S. in industrial administration from Yale University and his M.B.A. from the University of Louisville.

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

Name and Principal Position	Year	Salary	Bonus		All Other Compensation (1)
George P. Ahearn President and Chief Executive Officer	2002 2001 2000	$323,124 323,124 293,750	$	— — 147,500	$40,816 5,000 56,351

William P. Eckman Executive Vice President, Treasurer, Secretary and Chief Financial Officer	2002 2001 2000	$252,588 252,588 229,625	$	— — 115,000	$25,513 5,000 23,565

Dennis S. Grandle Vice President, Aluminum Products	2002 2001 2000	$140,259 140,566 134,188	$	— 25,200 25,200	$13,843 13,288 12,309

Terry L. Guckes (2) Vice President, Electronic Chemicals	2002 2001 2000	$160,000 93,333 —		$5,444 — —	$10,999 1,600 —

Robert S. Zacker Vice President, Specialty Additives	2002 2001	$150,000 142,263	$	— 23,365	$13,786 5,000

2000	124,145	23,300	11,557

(1)	Includes contributions made by GEO to its 401(k) retirement plan and defined contribution retirement plan and, in the case of Messrs. Ahearn and Eckman, life insurance premiums paid by GEO on behalf of each executive officer.
(2)	Mr. Guckes was hired on June 4, 2001.

Employment Agreements

GEO has entered into employment agreements with George P. Ahearn, the President and Chief Executive Officer of GEO, and William P. Eckman, the Executive Vice President, Chief Financial Officer, Treasurer and Secretary of GEO. Each of these agreements was executed on March 25, 1997, and provided for a term of five years from that date with automatic extensions for additional one year periods after the initial term. The respective employment agreements provide that Mr. Ahearn will be the Chairman, and Mr. Eckman will be a member, of the Board of Directors of GEO.

Mr. Ahearn’s employment agreement entitles him to a base salary of $250,000 per year, which is subject to annual increase based upon the review of the Board of Directors, bonus compensation determined by the Board of Directors, and certain other benefits, including medical and life insurance and participation in GEO’s standard retirement plans. If Mr. Ahearn is terminated by GEO other than for “cause,” he is entitled to receive his annual base salary and benefits for the remainder of the employment term or one year, whichever period is greater. Mr. Ahearn is prohibited by certain non-competition provisions, for the duration of the employment term or one year after termination of his employment, whichever period is greater, from either soliciting business from or competing with GEO for the business of any customer of GEO or becoming involved in any business that competes with GEO.

The terms of Mr. Eckman’s employment agreement are substantially identical to the terms of Mr. Ahearn’s employment agreement, except that Mr. Eckman is entitled to receive an initial base salary of $190,000 per year.

GEO has also entered into an employment agreement with Dennis S. Grandle, the Vice President, Aluminum Products of GEO. Mr. Grandle’s employment agreement was executed on May 20, 1996, extended for an initial two year term from such date and was automatically renewed thereafter for an indefinite period, subject to either party’s right to terminate the agreement upon thirty days notice. Mr. Grandle’s employment agreement entitles him to a base salary of $115,000 per year, bonus compensation in an amount determined annually in accordance with GEO’s Management Incentive Program and the right to participate in the general employee benefit programs of GEO. If Mr. Grandle is terminated by GEO without “cause,” he is entitled to receive three months base salary and certain moving benefits as severance pay. Mr. Grandle is prohibited by certain proprietary information and non-competition provisions from disclosing any confidential information of GEO during the employment term and within five years thereafter and from competing with GEO or soliciting GEO’s customers or employees for a period of one year after termination of the employment term.

GEO has also entered into an employment agreement with Terry L. Guckes, Vice President, Electronic Chemicals. Mr. Guckes’ employment agreement was executed as of June 1, 2001, extended for an initial one year term from such date and was automatically renewed thereafter for additional one year periods, subject to either party’s right to terminate the agreement upon ninety days notice. Mr. Guckes’ employment agreement entitiles him to a base salary of $160,000 per year, bonus compensation in an amount determined annually in accordance with GEO’s Management Incentive Program, deferred compensation payable based upon the earnings of the Electronic Chemicals business, and the right to participate in the general employee benefits programs of GEO. If Mr. Guckes is terminated by GEO without “cause,” he is entitled to receive twelve months base salary and certain other benefits as severance pay. Mr. Guckes is prohibited by certain proprietary information and non-competition provisions from disclosing any confidential information of GEO during the employment term and at any time thereafter and from competing with GEO or soliciting GEO’s customers or employees for a period of one year after termination of the employment term.

Report of the Board of Directors on Executive and Management Compensation

The Board of Directors is responsible for the following compensation matters:

•	determination of the compensation and bonus arrangements of Messrs. Ahearn and Eckman;

•	approval of the compensation policies and programs for the operating management and other employees of GEO; and

•	administration of the benefit plans in which the executive officers, operating management and other employees of GEO participate.

The Board of Directors believes that GEO’s compensation program should support the goals and objectives of GEO. These goals and objectives seek to balance the importance of annual financial performance with long-term growth and profitability. The Board believes that executive compensation should be strongly correlated with the overall performance of GEO as well as the compensation paid by comparable companies. The Board currently uses salary, bonus and various benefit plans to compensate and motivate its executive officers. The manner of application of these compensation tools by the Board for individual executive officers and operating management is based upon the nature and scope of the particular employee’s responsibilities.

The compensation arrangements of Messrs. Ahearn and Eckman are governed by employment agreements approved by the Board of Directors in 1997. These employment agreements provided for (a) annual base salary for Mr. Ahearn in the amount of $250,000 and for Mr. Eckman in the amount of $190,000, subject in each case to annual increase based upon the review of the Board, and (b) bonus compensation for Messrs. Ahearn and Eckman in amounts established annually by the Board. During 1998, the Board increased Mr. Ahearn’s annual base salary to $268,750 and Mr. Eckman’s annual base salary to $209,625. These salaries remained in effect throughout 1999. During 2000, the Board increased Mr. Ahearn’s annual base salary to

$293,750 and Mr. Eckman’s base salary to $229,625. For 1998 and 1999, Mr. Ahearn was paid $92,428 and $100,000 and Mr. Eckman was paid $72,089 and $77,500, respectively, in bonus compensation. In setting these bonus amounts, the Board took into account GEO’s 1998 and 1999 earnings, which on a pro forma basis exceeded both 1997 and 1998 earnings and the 1998 and 1999 budgets, the individual contributions of Messrs. Ahearn and Eckman to those earnings and the overall performance of the officers. During 2001, the Board increased Mr. Ahearn’s annual base salary to $323,124 and Mr. Eckman’s base salary to $252,588. For 2000, Mr. Ahearn was paid $147,500 and Mr. Eckman was paid $115,000 in bonus compensation. Neither Mr. Ahearn or Mr. Eckman received an increase in base salary or a bonus in 2002.

The base salary and bonus compensation arrangements of Messrs. Ahearn and Eckman are determined based upon the compensation history of these employees, their expected individual contribution to GEO and the compensation paid to the executive officers of similar companies. The compensation arrangements of the operating management of GEO are determined by GEO in accordance with these same factors.

The bonus compensation payable to the operating management of GEO is determined in accordance with GEO’s Management Incentive Program. The Management Incentive Program provides for the payment of certain ranges of bonus compensation depending upon corporate, business unit and individual performance levels during the applicable year. GEO awards bonuses when the pre-tax earnings of GEO and an individual manager’s business unit exceed the prior year’s pre-tax earnings. The size of the manager’s award is determined by the manager’s contribution to corporate and business unit earnings and achievement of specific position requirements. The contributions and achievements of GEO’s managers, for purposes of the Management Incentive Program, are determined by the President and Executive Vice President of GEO based upon the recommendations of each manager’s immediate supervisor. Under the Management Incentive Program, the managers of GEO are eligible to receive bonus compensation in ranges from 5%-10% to as high as 10%-30% of base salary. GEO did not pay bonus compensation to its managers in 2002 under the Management Incentive Program.

The Board administers a number of other benefit plans for its executive officers and operating management, including a 401(k) retirement plan (which includes profit sharing features). The Board monitors the benefits provided to GEO’s officers and managers under these plans in order to further the goals and objectives of GEO’s compensation program.

Members of the Board of Directors:

George P. Ahearn

William P. Eckman

Anthony J. Dowd

George W. Rapp, Jr.

A. Elliott Archer

April 10, 2003

Indemnification of Directors and Officers

GEO’s Code of Regulations requires GEO to indemnify its directors and officers against expenses, judgments, fines and amounts paid in settlement in connection with any proceeding,

whether civil, criminal, administrative or investigative, arising by reason of the fact that such person is or was a director or officer of GEO. These indemnification provisions apply only where the director or officer acted in good faith and in a manner that the director or officer reasonably believed to be in or not opposed to GEO’s best interests. Indemnification is not required if the actions of the director or officer were taken with intent to cause injury to GEO. Indemnification is also not required if there is a finding of negligence or misconduct on the part of the director or officer. In criminal actions, indemnification is required only if the director or officer had no reasonable cause to believe his conduct was unlawful.

GEO’s Code of Regulations further provides that GEO will pay in advance of the final determination of any such proceeding any expenses incurred by the director or officer in their defense. However, upon any such advance the director or officer must provide an undertaking to GEO that such director or officer will repay the amount of the advance if it is ultimately determined that the director or officer is not entitled to be indemnified by GEO. GEO’s Code of Regulations also allows GEO to purchase liability insurance covering any liability that might be asserted against any director or officer of GEO as a result of their status as such. Accordingly, GEO maintains director’s and officer’s liability insurance in favor of each of the directors and officers of GEO.

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

Board of Director Interlocks and Insider Participation

The Board of Directors of GEO determines the salaries and bonus compensation of GEO’s executive officers. George P. Ahearn, the President and Chief Executive Officer of GEO, and William P. Eckman, the Executive Vice President and Chief Financial Officer of GEO, are members of the Board of Directors and participate in the deliberations concerning executive compensation. However, Messrs. Ahearn and Eckman do not vote with respect to the determination of their own compensation. See also “Certain Relationships and Related Transactions” below.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the number and percent of GEO’s common shares beneficially owned by each shareholder of GEO as of April 15, 2003. GEO believes that the persons and entities listed in the table have sole voting and investment power as to all common shares shown as beneficially owned by them, subject to community property laws, where applicable.

Name and Address of Beneficial Owner	Beneficial Ownership of GEO’s Common Shares
	Number of Shares	Percent

Charter Oak Partners (1) 10 Wright Street, Suite 210 Westport, Connecticut 06880	85.198	62.72%

Charter Oak Capital Partners, L.P. (2) 10 Wright Street, Suite 210 Westport, Connecticut 06880	21.420	15.77%

GEO Chemicals, Ltd. (3) 3201 Enterprise Parkway, Suite 490 Cleveland, Ohio 44122	25.994	19.14%

George P. Ahearn 3201 Enterprise Parkway, Suite 490 Cleveland, Ohio 44122	2.146	1.58%

George W. Rapp, Jr. 10 Wright Street, Suite 210 Westport, Connecticut 06880	0.608	0.45%

Paul E. Roughan 10 Wright Street, Suite 210 Westport, Connecticut 06880	0.211	0.16%

A. Elliott Archer 10 Wright Street, Suite 210 Westport, Connecticut 06880	0.178	0.13%

Anatole G. Penchuk 10 Wright Street, Suite 210 Westport, Connecticut 06880	0.080	0.06%

Directors and executive officers as a group (4 persons) (4)	28.926	21.30%

(1)	Charter Oak Partners is a Connecticut partnership with four partners, each of which is an individual. Mr. Jerrold N. Fine is the Managing Partner of and holds a majority interest in Charter Oak Partners. Mr. Fine’s business address is 10 Wright Street, Suite 210, Westport, Connecticut 06880.
(2)	Charter Oak Capital Partners, L.P. is a Delaware limited partnership with 42 partners, none of which holds an interest in the limited partnership greater than 17.5%. The general partner of Charter Oak Capital Partners, L.P. is North Fairfield LLC, which has five members. Mr. Jerrold N. Fine is the Managing Member of and holds a majority interest in North Fairfield LLC. Mr. Fine’s business address is 10 Wright Street, Suite 210, Westport, Connecticut 06880.

(3)	George P. Ahearn and William P. Eckman are the sole members of GEO Chemicals, Ltd., which is an Ohio limited liability company. Mr. Ahearn holds a percentage interest in GEO Chemicals, Ltd. of approximately 62%, and Mr. Eckman holds a percentage interest in GEO Chemicals, Ltd. of approximately 38%.
(4)	Includes the shares beneficially owned by Messrs. Ahearn and Eckman as the sole members of GEO Chemicals, Ltd.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Shareholders Agreement

GEO’s shareholders are bound by a shareholders agreement which governs the relationships between the shareholders and GEO. Under the shareholders agreement, the shareholders may not transfer their shares to any third-party unless they first offer such shares to the existing shareholders. In no case may shares be transferred to any of GEO’s competitors. Upon the death, disability or termination of employment of Messrs. Ahearn or Eckman, GEO has the right to repurchase the shares held by these employees directly or indirectly through GEO Chemicals, Ltd. Upon their death, disability or termination without cause, Messrs. Ahearn and Eckman have the right to require GEO to repurchase the shares held by them. GEO’s ability to make such repurchases is limited by both the indenture that governs its senior subordinated notes and its senior credit facility. The indenture provides that such repurchases may not exceed $750,000 in any calendar year plus the aggregate cash proceeds from any applicable life insurance policies for which GEO is the beneficiary. The senior credit facility provides that GEO may not issue more than $5.0 million of promissory notes to Messrs. Ahearn and Eckman in connection with all such repurchases.

The shareholders agreement provides that Charter Oak Partners may not transfer more than 50% of GEO’s stock without the approval of four of the five directors of GEO. If Charter Oak Partners obtains such approval, it can compel the other shareholders to transfer their shares as part of the same transaction on the same terms. If Charter Oak Partners obtains such approval but does not invoke its “drag-along” rights, the other shareholders may elect to sell their shares in the same transaction as Charter Oak Partners.

If GEO decides to sell any stock in a public offering under the federal securities laws, the shareholders have the right to have their shares registered as part of the offering. Upon the issuance of any new stock by GEO, the shareholders have the right to purchase a portion of such stock equal to their percentage ownership of GEO.

The shareholders agreement provides that GEO’s Board of Directors shall consist of five members. Three members are to be designees of Charter Oak Partners. The remaining two members are to be Mr. Ahearn, for as long as he is an employee of GEO or a shareholder after being terminated without cause, and Mr. Eckman, for as long as he is employed by GEO. Mr. Ahearn may designate his successor on the board as long as he remains President and Chief Executive Officer of GEO. The current designees of Charter Oak Partners serving on the Board are Anthony J. Dowd, George W. Rapp, Jr. and A. Elliott Archer.

Warrants

On March 25, 1997, GEO issued to Charter Oak Partners and Chemical Specialties Enterprises, Inc. (whose successor-in-interest by merger is GEO Chemicals, Ltd.) warrants to purchase common shares of GEO. The warrant granted to Charter Oak Partners allowed it to purchase over four years, upon the failure of GEO to achieve certain specified earnings targets in such years, common shares in an amount equal to a maximum of 8% of the outstanding equity of GEO. The warrant held by GEO Chemicals, Ltd. (the owners of which are George P. Ahearn and William P. Eckman) allows it to purchase, upon the achievement by Charter Oak Partners of a certain rate of return on its investment in GEO, common shares in an amount equal to a maximum of 5% of the outstanding equity of GEO. The agreements underlying these warrants were amended and restated on July 31, 1998.

ITEM 14. CONTROLS AND PROCEDURES

As of January 31, 2003, an evaluation of the effectiveness of the design and operation of GEO’s disclosure controls and procedures was performed under the supervision and with the participation of GEO’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, GEO’s CEO and CFO concluded that GEO’s disclosure controls and procedures were effective as of January 31, 2003.

Subsequent to this evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

Financial Statements

The financial statements included in this Annual Report are listed under the heading “Contents” which appears in Exhibit 99.1 of this Annual Report and is hereby incorporated by reference.

Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts

Exhibits

2.1

Asset Purchase Agreement, dated June 29, 1998, by and among GEO Specialty Chemicals, Inc., Mallinckrodt Inc. (a Delaware corporation) and Mallinckrodt Inc. (a New York corporation) (incorporated by reference to Exhibit 2.1 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

2.2

Asset Sale and Purchase Agreement, dated February 10, 1997, by and among GEO Specialty Chemicals, Inc., Henkel Corporation and Henkel Canada Limited (incorporated by reference to Exhibit 2.2 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

2.3

Asset Purchase Agreement, dated December 5, 1996, by and between GEO Specialty Chemicals, Inc. and Cytec Industries Inc. (incorporated by reference to Exhibit 2.3 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

2.4

Amended and Restated Asset Sale Agreement, dated July 15, 1994, by and among GEO Specialty Chemicals, Inc., Courtney Industries, Inc. and C Associates (incorporated by reference to Exhibit 2.4 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

2.5

Asset Purchase Agreement, dated June 5, 1992, by and between GEO Specialty Chemicals, Inc. and Rhone-Poulenc Basic Chemicals Co. (incorporated by reference to Exhibit 2.5 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

2.6

Stock Purchase Agreement, dated August 6, 1999, by and between GEO Specialty Chemicals, Inc. and Rhodia Chimie S.A. (incorporated by reference to Exhibit 2.1 of GEO’s Current Report on Form 8-K filed with the SEC on September 23, 1999)

2.7

Sale and Purchase Agreement, dated March 27, 2001, by and between GEO Specialty Chemicals, Inc. and Hercules Incorporated (incorporated by reference to Exhibit 2.1 of GEO’s Current Report on Form 8-K filed with the SEC on June 15, 2001)

2.8

Asset Purchase Agreement, dated April 10, 2001, by and between GEO Specialty Chemicals, Inc. and ONDEO Nalco Company (incorporated by reference to Exhibit 2.2 of GEO’s Current Report on Form 8-K filed with the SEC on June 15, 2001)

3.1	Amended Articles of Incorporation of GEO Specialty Chemicals, Inc. (incorporated by reference to Exhibit 3.1 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

3.2	Amended Code of Regulations of GEO Specialty Chemicals, Inc. (incorporated by reference to Exhibit 3.2 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

4.1

Indenture, dated July 31, 1998, by and between GEO Specialty Chemicals, Inc. and Chase Manhattan Trust Company, National Association, as the trustee (incorporated by reference to Exhibit 4.1 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

4.2	Form of Senior Subordinated Note (included in Exhibit 4.1)

10.1

Share Purchase Agreement, dated March 25, 1997, by and between GEO Specialty Chemicals, Inc. and Charter Oak Partners (incorporated by reference to Exhibit 10.1 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.2

Amended and Restated Shareholders Agreement, dated July 31, 1998, by and among GEO Specialty Chemicals, Inc., Charter Oak Partners, Charter Oak Capital Partners, L.P., GEO Chemicals, Ltd., George P. Ahearn, William P. Eckman, George W. Rapp, Jr. and A. Elliott Archer (incorporated by reference to Exhibit 10.2 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.3

Amended and Restated Warrant Agreement, dated July 31, 1998, by and between GEO Specialty Chemicals, Inc. and Charter Oak Partners (incorporated by reference to Exhibit 10.3 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.4

Amended and Restated Warrant Agreement, dated July 31, 1998, by and between GEO Specialty Chemicals, Inc. and GEO Chemicals, Ltd. (incorporated by reference to Exhibit 10.4 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.5

Employment Agreement, dated March 25, 1997, by and between GEO Specialty Chemicals, Inc. and George P. Ahearn (incorporated by reference to Exhibit 10.5 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.6

Employment Agreement, dated March 25, 1997, by and between GEO Specialty Chemicals, Inc. and William P. Eckman (incorporated by reference to Exhibit 10.6 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.7

Employment Agreement, dated May 20, 1996, by and between GEO Specialty Chemicals, Inc. and Dennis S. Grandle (incorporated by reference to Exhibit 10.7 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.8

Supply Agreement (Supply to Buyer), dated March 25, 1997, by and between GEO Specialty Chemicals, Inc. and Henkel Corporation (incorporated by reference to Exhibit 10.8 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.9

Supply Agreement (Supply to Henkel), dated March 25, 1997, by and between GEO Specialty Chemicals, Inc. and Henkel Corporation (incorporated by reference to Exhibit 10.9 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.10

Purchase Agreement, dated July 31, 1998, by and between GEO Specialty Chemicals, Inc. and BT Alex.Brown Incorporated (incorporated by reference to Exhibit 10.10 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.11

Registration Rights Agreement, dated July 31, 1998, by and between GEO Specialty Chemicals, Inc. and BT Alex.Brown Incorporated (incorporated by reference to Exhibit 10.11 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.12

Provisional Lease Agreement, dated July 29, 1998, by and between GEO Specialty Chemicals, Inc. and Mallinckrodt Inc. (a Delaware corporation) (incorporated by reference to Exhibit 10.12 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.13

Lease Agreement, dated July 29, 1998, by and between GEO Specialty Chemicals, Inc. and Mallinckrodt Inc. (a Delaware corporation) (incorporated by reference to Exhibit 10.13 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.14

Amended and Restated Credit Agreement, dated May 31, 2001, by and among GEO Specialty Chemicals, Inc. and Bankers Trust Company, Salomon Smith Barney Inc. and various other financial institutions (incorporated by reference to Exhibit 10.1 of GEO’s Current Report on Form 8-K filed with the SEC on June 15, 2001)

10.15

First Amendment to Amended and Restated Credit Agreement, dated as of May 14, 2002, by and among GEO Specialty Chemicals, Inc., Deutsche Bank Trust Company Americas, as administrative agent, Salomon Smith Barney Inc., as syndication agent, US Bank National Association, as documentation agent, and certain other financial institutions (incorporated by reference to Exhibit 10.1 of GEO’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 filed with the SEC on May 15, 2002)

10.16

Second Amendment to Amended and Restated Credit Agreement, dated as of April 14, 2003, by and among GEO Specialty Chemicals, Inc., Deutsche Bank Trust Company Americas, as administrative agent, and US Bank National Association, as documentation agent, and certain other financial institutions

10.17

Support Agreement, dated April 14, 2003, by and among Charter Oak Partners, Charter Oak Capital Partners, L.P., Deutsche Bank Trust Company Americas, as administrative agent, and GEO Specialty Chemical, Inc.

10.18	Reimbursement Agreement, dated April 14, 2003, by and among Charter Oak Partners, Charter Oak Capital Partners, L.P. and GEO Specialty Chemicals, Inc.

10.19	GEO Specialty Chemicals, Inc. 1997 Management Incentive Program (incorporated by reference to Exhibit 10.15 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.20

Lease Agreement (Franklin, Virginia), dated May 31, 2001, by and between GEO Specialty Chemicals, Inc. and Hercules Incorporated (incorporated by reference to Exhibit 10.2 of GEO’s Current Report on Form 8-K filed with the SEC on June 15, 2001)

10.21

Lease Agreement (Gibbstown, New Jersey), dated May 31, 2001, by and between GEO Specialty Chemicals, Inc. and Hercules Incorporated (incorporated by reference to Exhibit 10.3 of GEO’s Current Report on Form 8-K filed with the SEC on June 15, 2001)

10.22

Plant Operating Agreement, dated May 31, 2001, by and between GEO Specialty Chemicals, Inc. and Hercules Incorporated (incorporated by reference to Exhibit 10.4 of GEO’s Current Report on Form 8-K filed with the SEC on June 15, 2001)

10.23

Supply Agreement, dated April 19, 2001, by and between GEO Specialty Chemicals, Inc. and ONDEO Nalco Company (incorporated by reference to Exhibit 10.5 to GEO’s Current Report on Form 8-K filed with the SEC on June 15, 2001)

10.24

Employment Agreement, dated June 1, 2001, by and between GEO Specialty Chemicals, Inc. and Terry L. Guckes (incorporated by reference to Exhibit 10.20 of GEO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on March 22, 2002)

12.1	Computation of ratio of earnings to fixed charges

21.1	Subsidiaries of GEO Specialty Chemicals, Inc.

24.1	Power of Attorney

99.1	Financial Statements Required by Item 8 of Part II of this Annual Report

99.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Reports on Form 8-K

            GEO filed no Current Reports on Form 8-K with the SEC during 2002.

SIGNATURE

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GEO SPECIALTY CHEMICALS, INC.

By:	/s/ WILLIAM P. ECKMAN
William P. Eckman Executive Vice President and Chief Financial Officer April 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

GEORGE P. AHEARN, President, Chief Executive Officer and Director (principal executive officer); WILLIAM P. ECKMAN, Executive Vice President, Chief Financial Officer and Director (principal financial and accounting officer); ANTHONY J. DOWD, Director; GEORGE W. RAPP, JR., Director; and A. ELLIOTT ARCHER, Director.

GEO SPECIALTY CHEMICALS, INC.

By:	/s/ WILLIAM P. ECKMAN
William P. Eckman Attorney-in-fact April 15, 2003

CERTIFICATIONS

I, George P. Ahearn, certify that:

1. I have reviewed this annual report on Form 10-K of GEO Specialty Chemicals, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	By:	/s/ GEORGE P. AHEARN
George P. Ahearn President and Chief Executive Officer

I, William P. Eckman, certify that:

1. I have reviewed this annual report on Form 10-K of GEO Specialty Chemicals, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003	By:	/s/ WILLIAM P. ECKMAN
William P. Eckman Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

2.1

Asset Purchase Agreement, dated June 29, 1998, by and among GEO Specialty Chemicals, Inc., Mallinckrodt Inc. (a Delaware corporation) and Mallinckrodt Inc. (a New York corporation) (incorporated by reference to Exhibit 2.1 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

2.2

Asset Sale and Purchase Agreement, dated February 10, 1997, by and among GEO Specialty Chemicals, Inc., Henkel Corporation and Henkel Canada Limited (incorporated by reference to Exhibit 2.2 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

2.3

Asset Purchase Agreement, dated December 5, 1996, by and between GEO Specialty Chemicals, Inc. and Cytec Industries Inc. (incorporated by reference to Exhibit 2.3 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

2.4

Amended and Restated Asset Sale Agreement, dated July 15, 1994, by and among GEO Specialty Chemicals, Inc., Courtney Industries, Inc. and C Associates (incorporated by reference to Exhibit 2.4 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

2.5

Asset Purchase Agreement, dated June 5, 1992, by and between GEO Specialty Chemicals, Inc. and Rhone-Poulenc Basic Chemicals Co. (incorporated by reference to Exhibit 2.5 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

2.6

Stock Purchase Agreement, dated August 6, 1999, by and between GEO Specialty Chemicals, Inc. and Rhodia Chimie S.A. (incorporated by reference to Exhibit 2.1 of GEO’s Current Report on Form 8-K filed with the SEC on September 23, 1999)

2.7

Sale and Purchase Agreement, dated March 27, 2001, by and between GEO Specialty Chemicals, Inc. and Hercules Incorporated (incorporated by reference to Exhibit 2.1 of GEO’s Current Report on Form 8-K filed with the SEC on June 15, 2001)

2.8

Asset Purchase Agreement, dated April 10, 2001, by and between GEO Specialty Chemicals, Inc. and ONDEO Nalco Company (incorporated by reference to Exhibit 2.2 of GEO’s Current Report on Form 8-K filed with the SEC on June 15, 2001)

3.1	Amended Articles of Incorporation of GEO Specialty Chemicals, Inc. (incorporated by reference to Exhibit 3.1 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

3.2	Amended Code of Regulations of GEO Specialty Chemicals, Inc. (incorporated by reference to Exhibit 3.2 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

4.1	Indenture, dated July 31, 1998, by and between GEO Specialty Chemicals, Inc. and Chase Manhattan Trust Company, National Association, as the trustee (incorporated by reference to Exhibit 4.1 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

4.2	Form of Senior Subordinated Note (included in Exhibit 4.1)

10.1

Share Purchase Agreement, dated March 25, 1997, by and between GEO Specialty Chemicals, Inc. and Charter Oak Partners (incorporated by reference to Exhibit 10.1 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.2

Amended and Restated Shareholders Agreement, dated July 31, 1998, by and among GEO Specialty Chemicals, Inc., Charter Oak Partners, Charter Oak Capital Partners, L.P., GEO Chemicals, Ltd., George P. Ahearn, William P. Eckman, George W. Rapp, Jr. and A. Elliott Archer (incorporated by reference to Exhibit 10.2 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.3

Amended and Restated Warrant Agreement, dated July 31, 1998, by and between GEO Specialty Chemicals, Inc. and Charter Oak Partners (incorporated by reference to Exhibit 10.3 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.4

Amended and Restated Warrant Agreement, dated July 31, 1998, by and between GEO Specialty Chemicals, Inc. and GEO Chemicals, Ltd. (incorporated by reference to Exhibit 10.4 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.5

Employment Agreement, dated March 25, 1997, by and between GEO Specialty Chemicals, Inc. and George P. Ahearn (incorporated by reference to Exhibit 10.5 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.6

Employment Agreement, dated March 25, 1997, by and between GEO Specialty Chemicals, Inc. and William P. Eckman (incorporated by reference to Exhibit 10.6 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.7

Employment Agreement, dated May 20, 1996, by and between GEO Specialty Chemicals, Inc. and Dennis S. Grandle (incorporated by reference to Exhibit 10.7 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.8

Supply Agreement (Supply to Buyer), dated March 25, 1997, by and between GEO Specialty Chemicals, Inc. and Henkel Corporation (incorporated by reference to Exhibit 10.8 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.9

Supply Agreement (Supply to Henkel), dated March 25, 1997, by and between GEO Specialty Chemicals, Inc. and Henkel Corporation (incorporated by reference to Exhibit 10.9 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.10

Purchase Agreement, dated July 31, 1998, by and between GEO Specialty Chemicals, Inc. and BT Alex.Brown Incorporated (incorporated by reference to Exhibit 10.10 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.11

Registration Rights Agreement, dated July 31, 1998, by and between GEO Specialty Chemicals, Inc. and BT Alex.Brown Incorporated (incorporated by reference to Exhibit 10.11 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.12

Provisional Lease Agreement, dated July 29, 1998, by and between GEO Specialty Chemicals, Inc. and Mallinckrodt Inc. (a Delaware corporation) (incorporated by reference to Exhibit 10.12 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.13

Lease Agreement, dated July 29, 1998, by and between GEO Specialty Chemicals, Inc. and Mallinckrodt Inc. (a Delaware corporation) (incorporated by reference to Exhibit 10.13 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.14

Amended and Restated Credit Agreement, dated May 31, 2001, by and among GEO Specialty Chemicals, Inc. and Bankers Trust Company, Salomon Smith Barney Inc. and various other financial institutions (incorporated by reference to Exhibit 10.1 of GEO’s Current Report on Form 8-K filed with the SEC on June 15, 2001)

10.15

First Amendment to Amended and Restated Credit Agreement, dated as of May 14, 2002, by and among GEO Specialty Chemicals, Inc., Deutsche Bank Trust Company Americas, as administrative agent, Salomon Smith Barney Inc., as syndication agent, US Bank National Association, as documentation agent, and certain other financial institutions (incorporated by reference to Exhibit 10.1 of GEO’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 filed with the SEC on May 15, 2002)

10.16

Second Amendment to Amended and Restated Credit Agreement, dated as of April 14, 2003, by and among GEO Specialty Chemicals, Inc., Deutsche Bank Trust Company Americas, as administrative agent, and US Bank National Association, as documentation agent, and certain other financial institutions

10.17

Support Agreement, dated April 14, 2003, by and among Charter Oak Partners, Charter Oak Capital Partners, L.P., Deutsche Bank Trust Company Americas, as administrative agent, and GEO Specialty Chemicals, Inc.

10.18	Reimbursement Agreement, dated April 14, 2003, by and among Charter Oak Partners, Charter Oaks Capital Partners, L.P. and GEO Specialty Chemicals, Inc.

10.19	GEO Specialty Chemicals, Inc. 1997 Management Incentive Program (incorporated by reference to Exhibit 10.15 of GEO’s Registration Statement on Form S-1 filed with the SEC on December 31, 1998)

10.20

Lease Agreement (Franklin, Virginia), dated May 31, 2001, by and between GEO Specialty Chemicals, Inc. and Hercules Incorporated (incorporated by reference to Exhibit 10.2 of GEO’s Current Report on Form 8-K filed with the SEC on June 15, 2001)

10.21

Lease Agreement (Gibbstown, New Jersey), dated May 31, 2001, by and between GEO Specialty Chemicals, Inc. and Hercules Incorporated (incorporated by reference to Exhibit 10.3 of GEO’s Current Report on Form 8-K filed with the SEC on June 15, 2001)

10.22

Plant Operating Agreement, dated May 31, 2001, by and between GEO Specialty Chemicals, Inc. and Hercules Incorporated (incorporated by reference to Exhibit 10.4 of GEO’s Current Report on Form 8-K filed with the SEC on June 15, 2001)

10.23

Supply Agreement, dated April 19, 2001, by and between GEO Specialty Chemicals, Inc. and ONDEO Nalco Company (incorporated by reference to Exhibit 10.5 to GEO’s Current Report on Form 8-K filed with the SEC on June 15, 2001)

10.24

Employment Agreement, dated June 1, 2001, by and between GEO Specialty Chemicals, Inc. and Terry L. Guckes (incorporated by reference to Exhibit 10.20 of GEO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on March 22, 2002)

12.1	Computation of ratio of earnings to fixed charges

21.1	Subsidiaries of GEO Specialty Chemicals, Inc.

24.1	Power of Attorney

99.1	Financial Statements Required by Item 8 of Part II of this Annual Report

99.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99.3	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code