Form 10-Q
period 2003-03-31
GEO SPECIALTY CHEMICALS INC
filed 2003-05-13
CIK 1072548

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the

Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of Class A Voting Common Stock, $1.00 par value, as of May 13, 2003: 135.835

Shares of Class B Nonvoting Common Stock, $1.00 par value, as of May 13, 2003: none

PART I
FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS (unaudited)
GEO SPECIALTY CHEMICALS, INC.

	(IN THOUSANDS)

	MARCH 31, 2003	DECEMBER 31, 2002

ASSETS
Current assets:
Cash	$9,786	$11,420
Trade accounts receivable, net of allowance of $242 and $242 at March 31, 2003 and December 31, 2002, respectively	23,210	22,136
Other receivables	348	608
Inventory	28,017	26,984
Prepaid expenses and other current assets	1,846	1,794
Deferred taxes	333	400

Total current assets	63,540	63,342
Property and equipment, net	96,341	98,796
Other assets
Intangible assets, net	10,574	11,169
Goodwill	85,821	85,821
Other accounts receivable	1,975	1,527
Deferred taxes	6,728	5,163
GEO Pinjarra designated assets	4,990	5,047
Other	44	46

	110,132	108,773
	$270,013	$270,911

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$975	$975
Accounts payable	12,994	13,380
Other accounts payable	78	106
Accrued expenses and other current liabilities	6,950	9,404

Total current liabilities	20,997	23,865
Long-term liabilities
Revolving line of credit	5,000	—
Senior subordinated notes	120,000	120,000
Fair value adjustment	2,843	2,930

Fair value of senior subordinated notes	122,843	122,930
Term B notes	95,550	95,550
Other long-term liabilities	6,052	6,148
Deferred taxes	186	349

Total long-term liabilities	229,631	224,977
Shareholders’ equity
Class A Voting Common Stock, $1.00 par value, 1,035 shares authorized, 136 shares issued and outstanding at March 31, 2003 and December 31, 2002
Class B Nonvoting Common Stock, $1.00 par value, 215 authorized, 0 outstanding at March 31, 2003 and December 31, 2002
Additional paid-in capital	$20,901	$20,901
Retained earnings	1,923	4,892
Accumulated other comprehensive loss	(3,439)	(3,724)

	19,385	22,069
	$270,013	$270,911

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
GEO SPECIALTY CHEMICALS, INC.

	(IN THOUSANDS)

	JANUARY 1 THROUGH MARCH 31, 2003	JANUARY 1 THROUGH MARCH 31, 2002

Net sales	$39,225	$40,428
Cost of sales	34,966	33,558

Gross profit	4,259	6,870
Selling, general and administrative expenses	4,216	4,834
Other (income) expense	—	(133)

Income before interest and taxes	43	2,169
Net interest expense	5,125	4,287

Loss before income taxes	(5,082)	(2,118)
Provision for taxes (benefit)	(2,113)	(636)

Net loss	$(2,969)	$(1,482)

Comprehensive income (loss)	$(2,684)	$227

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
GEO SPECIALTY CHEMICALS, INC.

	(IN THOUSANDS)

	JANUARY 1 THROUGH MARCH 31, 2003	JANUARY 1 THROUGH MARCH 31, 2002

Cash flows from operating activities
Net loss	$(2,969)	$(1,482)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation, depletion and amortization	3,742	4,033
Deferred income tax expenses	(1,660)	(256)
Change in assets and liabilities
Trade accounts receivable	(1,074)	(3,000)
Other accounts receivable	(188)	87
Inventories	(1,033)	185
Prepaid expenses and other assets	(57)	(1,236)
Accounts payable	(2,839)	(3,123)
Other liabilities	(124)	680

Net cash from operating activities	(6,202)	(4,112)
Cash flows from investing activities
Purchases of property, plant and equipment	(432)	(712)
Cash flows from financing activities
Revolving lines of credit borrowings, net	5,000	—
Net change in cash	(1,634)	(4,824)
Cash at beginning of period	11,420	19,782

Cash at end of period	$9,786	$14,958

Supplemental disclosure of cash flow information
Cash paid for
Interest	$7,825	$7,340
Taxes	—	484

See accompanying notes to consolidated financial statements.

GEO SPECIALTY CHEMICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS EXCEPT SHARE DATA)

NOTE 1 – NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: GEO Specialty Chemicals, Inc. (the Company or GEO) was incorporated in the state of Ohio for the purpose of owning and operating specialty chemical businesses. The Company’s manufacturing process produces a variety of specialty chemical products for use in various major chemical markets. GEO produces more than 300 products. These products are used primarily in the construction, paper, water treating, electronic, automotive and oil field industries. GEO sells these products to customers located worldwide.

GEO operates in an environment with many financial and operating risks, including, but not limited to, intense competition, fluctuations in cost and supply of raw materials, technological changes, and environmental matters. The Company has a high level of indebtedness, which creates liquidity and debt service risks.

INTERIM RESULTS (UNAUDITED): The accompanying consolidated balance sheet at March 31, 2003 and the consolidated statements of operations and cash flows for the three month periods ended March 31, 2003 and 2002 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the consolidated financial statements for those interim periods are also unaudited. The consolidated results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with GEO’s consolidated financial statements for the year ended December 31, 2002, and the notes thereto, which are included in GEO’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2003.

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of GEO and its wholly owned subsidiaries, GEO Specialty Chemicals Ltd., GEO Holdings (Europe) SARL, GEO Gallium S.A., Ingal Stade GmbH and GEO Pinjarra Pty, Ltd. All significant intercompany balances and transactions have been eliminated.

COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) consists of GEO’s net income (loss), the effects of foreign exchange translation adjustments, the recognition of an additional minimum liability associated with GEO’s defined benefit retirement plans and the effective gain or losses on financial instruments.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to current year presentation. There is no effect on net income (loss) as a result of the reclassification.

NOTE 2 – CREDIT FACILITY AND LONG-TERM BORROWING

On April 14, 2003, the senior credit agreement originally entered into in May 2001, and later amended in May 2002, with Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, and various other financial institutions was amended. Pursuant to the amendment, the borrowings on the $20 million Revolving Credit Facility in excess of $5.0 million must be supported by a letter of credit issued by the Company’s major shareholder, Charter Oak Partners. Also, the interest margin on the Term Loan B Facility was increased.

As part of the amendment, effective March 31, 2003, certain covenants of the senior credit facility were changed for the period January 1, 2003 until December 31, 2003. During this twelve month period less rigorous leverage and interest coverage ratios will be effective. Also, the limit on annual capital expenditures was reduced from $10.0 million to $7.0 million. Restrictions remain on any capital expenditures pertaining to the Company’s Pinjarra Project during the twelve month period.

Several other sections of the senior credit agreement were amended. These amendments were made primarily to limit the Company’s ability to make acquisitions without the approval of the lenders, provide for the use of additional shareholder or other subordinated funding for certain major projects, limit the amount of cash the Company can hold, reduce the amount of cash the Company can retain from divestments, and to clarify certain definitions and reporting requirements.

NOTE 3– INVENTORIES

Inventories consist of the following components:

	March 31, 2003	December 31, 2002

Raw materials	$8,019	$7,047
Work in progress	89	89
Finished goods	19,909	19,848

	$28,017	$26,984

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following table sets forth certain operations data of GEO for the first quarter of 2002 and the first quarter of 2003 expressed in millions of dollars and as a percentage of net sales for the respective period.

	THREE MONTHS ENDED MARCH 31,

	2002		2003

	$	%	$	%

Net Sales	$40.4	100.0%	$39.2	100.0%
Gross Profit	6.9	17.0	4.3	10.9
Income Before Interest & Taxes	2.2	5.4	0.0	0.1
Net Interest Expense & Taxes	4.3	10.6	5.1	13.1
Net Loss	(1.5)	(3.7)	(3.0)	(7.8)
Capital Expenditures	0.7	1.7	0.4	1.1

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Net Sales. Net sales for the three months ended March 31, 2003 were $39.2 million, representing a $1.2 million or 3% decrease compared with net sales of $40.4 million during the same period in 2002. The decrease in net sales was attributable primarily to a $1.3 million decrease in organic peroxide revenue, due mostly to reduced selling prices at a major account that began in the fourth quarter of 2002. Also, compared to the first quarter of 2002, sales to Cognis under a supply agreement were $0.9 million lower as the contract was terminated in March 2003. Also contributing was a decline of $0.6 million in sales to the construction market, reflecting slower activity due to poor weather in January and February. Partially offsetting these decreases were a $0.8 million revenue increase due to greater volumes of water treating products sold to the paper industry, $0.5 million of additional revenue from clay products to the oil & gas market, and a $0.3 million improvement in revenues from by-products, calcium formate and formaldehyde.

Gross Profit. Gross profit for the three months ended March 31, 2003 was $4.3 million, or 11% of net sales, representing a $2.6 million decrease compared to gross profit of $6.9 million, or 17% of net sales, during the same period in 2002. Most of the decline, $1.8 million, was in the organic peroxide business, which was hurt by lower selling prices, as noted previously, and by higher variable costs, especially for cumene. Lower gross profit of $0.4 million resulted from declines in construction additives and Cognis supply agreement sales, coupled with higher naphthalene raw material costs. Higher methanol raw material costs and production costs related to inclement weather caused a $0.4 million decrease in the gross profit of the coating additives business. Significantly higher natural gas prices and higher sulfuric acid prices mitigated the increase in gross profit from the additional volumes of water treating and clay products to $0.2 million. Gross profit from gallium sales decreased by $0.2 million compared to same period in 2002 when inventory was built.

Income before Interest Expense & Taxes. Income before interest expense & taxes for the three months ended March 31, 2003 was slightly positive, or 0.1% of net sales, representing a $2.2 million decrease compared with income before interest expense & taxes of $2.2 million, or 5.4% of net sales, during the same period in 2002. The decrease was attributable to the overall decrease in gross profit of $2.6 million noted previously. Partially offsetting the decline in gross profit was a reduction in selling, general and administrative expenses of $0.4 million, particularly goodwill and non-compete related amortization expenses, which decreased by $0.3 million.

Net Interest Expense & Taxes. Net interest expense, excluding the amortization of deferred financing costs, for the three months ended March 31, 2003 was $4.7 million versus $4.0 million during the same period in 2002. Approximately $0.3 million of the increase was attributable to the cancellation of the interest rate swap agreements by Citibank in January 2003. The remaining difference was due mostly to the increase in interest rate spreads associated with the 2002 amendment to the senior credit agreement. Also, during the three month period ending March 31, 2003, GEO borrowed $5.0 million on its revolving loan and ended the period with a $5.0 revolving loan balance outstanding.

The income tax provision for the period ending March 31, 2003 was a credit of $2.0 million versus a credit of $0.6 million in 2002, reflecting the larger pre-tax loss in 2003.

Net Loss. Net loss for the period ending March 31, 2003 was ($3.0) million, representing a $1.5 million decrease compared to the same period in 2002 when net loss was ($1.5) million.

Capital Expenditures. Capital expenditures for the three months ended March 31, 2003 were $0.4 million compared to $0.7 million of capital expenditures during the same period in 2002. The expenditures during 2003 reflect GEO’s focus on tightly controlling expenditures for basic capital investments to manage the business cash flow.

LIQUIDITY AND CAPITAL RESOURCES

GEO’s primary cash needs are for working capital, capital expenditures and debt service. GEO has financed these needs from internally generated cash flow, in addition to periodic draws on its existing credit facility.

As of March 31, 2003, GEO’s cash balance was $9.8 million and current assets were 3.0 times current liabilities versus a balance of $15.0 million and 2.9 times ratio of current assets to current liabilities as of March 31, 2002.

Net cash provided from operations for the three months ended March 31, 2002 and 2003 was ($4.1) and ($6.2) million, respectively. The $2.1 million change was due primarily to the decrease in net income of $1.5 million that included a decrease in non-cash charges in 2003 versus 2002 of $0.5 million.

On April 14, 2003, GEO’s senior credit agreement was amended with an effective date of March 31, 2003. As part of the amendment, use of the revolving credit facility was modified to require letters of credit from GEO’s major shareholder to support borrowings in excess of $5.0 million. Additionally, the interest margins paid under the term debt facility were increased. As of March 31, 2003, GEO had $5.0 million of borrowings outstanding on its $20.0 million revolving credit facility. Borrowings under the revolving credit facility bear interest, at GEO’s option, at:

•

3.75% above the higher of the Federal Funds Effective Rate plus 0.5% or the prime lending rate of Bankers Trust Company; or

•

an adjusted Eurodollar rate plus 4.50%.

The term loan under the senior credit agreement bears interest, at GEO’s option , at:

•

4.75% above the higher of the Federal Funds Effective Rate plus 0.5% or the prime lending rate of the Bankers Trust Company; or

•

an adjusted Eurodollar rate plus 6.00%.

The base rate and the Eurodollar rate margin for both the revolving credit facility and the term loan can vary from fiscal quarter to fiscal quarter depending on GEO’s net leverage ratio (i.e. net indebtedness divided by EBITDA for the four previous quarters).

As of March 31, 2003, based on the amendment to the senior credit agreement, GEO’s interest rates under the term debt and the revolving credit facility were approximately 7.5% and 6.0% respectively. The senior revolving credit facility contains customary covenants which include the maintenance of certain financial ratios which were also amended effective March 31, 2003.

Cash paid for interest during the three month period ending March 31, 2003 was $7.8 million versus $7.3 million during the same period in 2002. Net financing charges, excluding amortization of financing fees, were $4.7 million during the three month period ending March 31, 2003 versus $4.0 million during the same period in 2002.

Cash paid for taxes for the three month period ending March 31, 2003 was zero compared to $0.5 million during the same period in 2002.

GEO has the following contractual and commercial commitment obligations as of March 31, 2003 that can impact its liquidity:

Contractual Obligations (in thousands)	Principal Payments Due by Period

	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Long-Term Debt	$216,525	975	19,543	76,007	120,000
Line of Credit	—	—	—	—	—
Operating Leases	2,565	1,015	1,454	96	—

Total Contractual Cash Obligations	$219,090	1,990	20,997	76,103	120,000

Other Commercial Commitments (in thousands)	Amount of Commitment Expiration per Period

	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Lines of Credit	$20,000	—	—	20,000	—
Standby Letters of Credit	—	—	—	—	—
Total Commercial Commitments	$20,000	—	—	20,000	—

GEO believes that cash generated from operations, together with amounts available under the amended credit facility, will be adequate to meet its debt service requirements, capital expenditures and working capital needs for the foreseeable future, although no assurance can be given in this regard.

The overall effects of inflation on GEO’s business during the periods discussed have not been significant. GEO monitors the prices it charges for its products on an ongoing basis and believes that it will be able to adjust those prices to take into account any future changes in the rate of inflation.

Disclosure Regarding Forward-Looking Statements Contained in this Report

Some of the statements made in this report, including statements containing the words “believes,” “anticipates,” “intends,” “expects,” “should,” “may,” “will,” “continue” and “estimate,” and similar words, constitute forward-looking statements under the federal securities laws. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of GEO or its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from GEO’s expectations include the following: (1) GEO’s inability to make required interest or principal payments under its existing long-term debt due to decreased sales and financial performance; (2) GEO’s loss of access to its revolving credit facility due to a covenant violation, which could hinder its ability to obtain working capital or make required interest or principal payments under its existing long-term debt; (3) GEO’s inability to repay or refinance its existing long-term debt at such time as the principal amounts thereof become payable or are accelerated; (4) the refusal of GEO’s lenders to make accommodations or extend additional credit in the event of a covenant violation by GEO or GEO’s failure to make required interest or principal payments; (5) GEO’s inability to generate sufficient cash flow, or to cut operating costs, to allow it to meet its working capital and other payment obligations; (6) the further worsening of general economic or specific market conditions that cause further declines in the demand for GEO’s products; (7) the increased risk during economic downturns that GEO’s customers may declare bankruptcy or experience payment difficulties; (8) GEO’s inability to effect additional acquisitions or dispositions; and (9) GEO’s failure to effectively integrate, or maintain or grow the sales of, acquired businesses, or its incurrence of greater than expected expenses in connection with operating acquired businesses. Given these uncertainties, you should not place undue reliance upon such forward-looking statements.

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

The fair value of GEO’s fixed rate long-term notes is sensitive to changes in interest rates. Interest rate changes would result in gains/losses in the fair value of the notes due to differences between the market interest rates and rates at the date of the issuance of the notes. Based on a hypothetical immediate 100 basis point increase in interest rates at March 31, 2003, the fair value of GEO’s fixed rate long-term notes would be impacted by a net decrease of $3.5 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of GEO’s fixed rate long-term notes at March 31, 2003 of $3.7 million.

ITEM 4.

CONTROLS AND PROCEDURES.

As of March 31, 2003, an evaluation of the effectiveness of the design and operation of GEO’s disclosure controls and procedures was performed under the supervision and with the participation of GEO’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, GEO’s CEO and CFO concluded that GEO’s disclosure controls and procedures were effective as of March 31, 2003.

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

99.1

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

99.2

Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(b)

Reports on Form 8-K.

GEO filed no Current Reports on Form 8-K with the Securities and Exchange Commission during the three month period ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEO SPECIALTY CHEMICALS, INC.
Date: May 13, 2003	By:	/s/ WILLIAM P. ECKMAN

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/s/ GEORGE P. AHEARN

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

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/s/ WILLIAM P. ECKMAN

William P. Eckman Executive Vice President and Chief Financial Officer