Form 10-Q
period 2003-06-30
GEO SPECIALTY CHEMICALS INC
filed 2003-08-14
CIK 1072548

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant: (l) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares of Class A Voting Common Stock, $1.00 par value, as of August 14, 2003: 135.835.

Shares of Class B Nonvoting Common Stock, $1.00 par value, as of August 14, 2003: none.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

GEO SPECIALTY CHEMICALS, INC.

	(IN THOUSANDS EXCEPT SHARE DATA)
	JUNE 30, 2003	DECEMBER 31, 2002
ASSETS
Current assets
Cash	$8,633	$11,420
Trade accounts receivable, net of allowance of $238 and $242 at June 30, 2003 and December 31, 2002, respectively	23,183	22,136
Other receivables	454	608
Inventory	27,670	26,984
Prepaid expenses and other current assets	2,190	1,794
Deferred taxes	646	400

Total current assets	62,776	63,342
Property and equipment, net	93,904	98,796
Other assets
Intangible assets, net	10,231	11,169
Goodwill, net	85,821	85,821
Other accounts receivable	1,214	1,527
Deferred taxes	8,510	5,163
Other	5,036	5,093

Total other assets	110,812	108,773

Total assets	$267,492	$270,911

	(IN THOUSANDS EXCEPT SHARE DATA)
	JUNE 30, 2003	DECEMBER 31, 2002
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current portion of long-term debt	$95,550	$975
Revolving line of credit	5,000	—
Accounts payable	11,113	13,380
Other accounts payable	106	106
Income taxes payable	—	—
Accrued expenses and other current liabilities	10,234	9,404

Total current liabilities	122,003	23,865
Long-term liabilities
Senior subordinated notes	120,000	120,000
Fair value adjustment	2,711	2,930

Fair value of senior subordinated notes	122,711	122,930
Term B facility	—	95,550
Other long-term liabilities	6,129	6,148
Deferred taxes	167	349

Total long-term liabilities	129,007	224,977

Shareholders’ Equity
Class A Voting Common Stock, $1.00 par value, 1,035 shares authorized, 136 shares issued and outstanding at June 30, 2003 and December 31, 2002
Class B Nonvoting Common Stock, $1 par value, 215 shares authorized, 0 shares outstanding at June 30, 2003 and December 31, 2002
Additional paid-in capital	20,901	20,901
Retained earnings	(1,185)	4,892
Accumulated other comprehensive loss	(3,234)	(3,724)

Total shareholders’ equity	$16,482	$22,069

Total liabilities and shareholders’ equity	$267,492	$270,911

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

GEO SPECIALTY CHEMICALS, INC.

	(IN THOUSANDS)
	APRIL 1 THROUGH JUNE 30, 2003	APRIL 1 THROUGH JUNE 30, 2002	JAN. 1 THROUGH JUNE 30, 2003	JAN. 1 THROUGH JUNE 30, 2002
Net sales	$39,650	$43,509	$78,875	$83,937
Costs of sales	35,310	35,025	70,276	68,583

Gross profit	4,340	8,484	8,599	15,354
Selling general and administrative expenses	4,050	5,245	8,266	9,946

Income before interest and taxes	290	3,239	333	5,408
Net interest expense	5,343	5,203	10,468	9,490
Loss before taxes	(5,053)	(1,964)	(10,135)	(4,082)
Provision for taxes (benefit)	(1,945)	(754)	(4,058)	(1,390)

Net loss	$(3,108)	$(1,210)	$(6,077)	$(2,692)

Total comprehensive loss	$(2,903)	$(4,169)	$(5,587)	$(3,942)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

GEO SPECIALTY CHEMICALS, INC.

	(IN THOUSANDS)
	JAN 1 THROUGH JUNE 30, 2003	JAN 1 THROUGH JUNE 30, 2002
Cash flows from operating activities
Net loss	$(6,077)	$(2,692)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation, depletion and amortization	7,556	7,999
Deferred income tax (benefit)	(3,775)	(975)
Gain on derivative instruments	—	(556)
Change in assets and liabilities
Trade accounts receivable	(1,046)	(4,508)
Other accounts receivable	465	(671)
Inventories	(686)	35
Prepaid expense and other assets	(409)	(237)
Accounts payable	(1,436)	(2,214)
Other liabilities	(20)	130

Net cash from operating activities	(5,428)	(3,689)

Cash flows from investing activities
Purchases of property, plant and equipment	(961)	(2,053)

Net cash flows from investing activities	(961)	(2,053)

Cash flows from financing activities
Borrowings under revolving line of credit	5,000	—
Payments on Term B notes	(975)	(7,500)
Payments on deferred financing Costs	(423)	(280)

Net cash from financing activities	3,602	(7,780)
Net change in cash	(2,787)	(13,522)
Cash at beginning of period	11,420	19,782
Cash at end of period	8,633	6,260

Supplemental disclosure of cash flow

5

Information
Cash paid for
Interest	$9,472	$9,015
Taxes	—	3,485

See accompanying notes to consolidated financial statements.

GEO SPECIALTY CHEMICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS)

NOTE 1—NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: GEO Specialty Chemicals, Inc. was incorporated in the state of Ohio for the purpose of owning and operating specialty chemical businesses. GEO’s manufacturing process produces a variety of specialty chemical products for use in various major chemical markets. GEO produces more than 300 products. These products are used primarily in the construction, paper, water treatment, electronic, automotive and oil field industries. GEO sells these products to customers located worldwide.

GEO operates in an environment with many financial and operating risks, including, but not limited to, intense competition, fluctuations in cost and supply of raw materials, technological changes, and environmental matters. GEO has a high level of indebtedness, which creates liquidity and debt service risks.

INTERIM RESULTS (UNAUDITED): The accompanying consolidated balance sheet at June 30, 2003 and the consolidated statements of operations and cash flows for the three and six month periods ended June 30, 2003 and 2002 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the consolidated financial statements for those interim periods are also unaudited. The consolidated results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by generally accepted accounting principles are not included, these interim statements should be read in conjunction with GEO’s consolidated financial statements for the year ended December 31, 2002, and the notes thereto, which are included in GEOs’ Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2003.

PRINCIPLES OF CONSOLIDATION: The accompanying consolidated financial statements include the accounts of GEO and its wholly-owned subsidiaries, GEO Specialty Chemicals Ltd., GEO Holdings (Europe) SARL, GEO Gallium S.A., Ingal Stade GmbH and GEO Pinjarra Pty, Ltd. All significant intercompany balances and transactions have been eliminated.

COMPREHENSIVE INCOME (LOSS): Comprehensive income (loss) consists of GEO’s net income (loss), the effects of foreign exchange translation adjustments, the recognition of an additional minimum liability associated with GEO’s defined benefit pension plans and the effective gain or losses on financial instruments.

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to current year presentation. There is no effect on net income (loss) as a result of the reclassification.

NOTE 2—CREDIT FACILITY AND LONG-TERM BORROWINGS

On April 14, 2003, the senior credit agreement originally entered into in May 2001, and later amended in May 2002, with Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, and various other financial institutions, was amended. Pursuant to the amendment, the borrowings on the $20 million Revolving

Credit Facility in excess of $5.0 million must be supported by a letter of credit issued by GEO’s major shareholder, Charter Oak Partners. Also, the interest margin on the Term B Loan Facility was increased.

As part of the amendment, effective March 31, 2003, certain covenants of the senior credit facility were changed for the period January 1, 2003 until December 31, 2003. During this twelve month period less rigorous leverage and interest coverage ratios are effective. Also, the limit on annual capital expenditures was reduced from $10.0 million to $7.0 million. Restrictions remain on any capital expenditures pertaining to GEO’s Pinjarra Project during the twelve month period.

Several other sections of the Senior Credit Agreement were amended. These amendments were made primarily to limit GEO’s ability to make acquisitions without the approval of the lenders, provide for the use of additional shareholder or other subordinating funding for certain major projects, limit the amount of cash GEO can hold, reduce the amount of cash GEO can retain from divestments and to clarify certain definitions and reporting requirements.

As of June 30, 2003, GEO was not in compliance with the leverage and interest coverage ratios contained in its senior credit agreement, as amended on April 14, 2003. On July 30, 2003, GEO obtained a retrospective waiver of this noncompliance from its senior lenders from June 30, 2003 through August 22, 2003. On August 1, 2003, GEO failed to make the interest payment on its 10 1/8% Senior Subordinated Notes due 2008. As a result, GEO is in default under the indenture governing these Notes. At this time, GEO is engaged in on-going negotiations with its senior lenders and shareholders in an effort to consummate the sale and purchase of a senior promissory note of GEO in the amount of $6,100,000. If the sale of this senior promissory note is consummated during August, it will permit GEO to make the interest payment and default interest due on its Notes within the applicable 30-day grace period. GEO has engaged CIBC World Markets to assist it in negotiating new terms of GEO’s senior debt. However, as with any negotiation, there can be no assurance as to when and if an agreement among the parties will be finalized. If an agreement is not reached, GEO will be in default under its senior credit agreement and the indenture governing its Notes. This will adversely affect GEO’s principal resources of liquidity and its ability to meet future cash requirements. Such limitations could force GEO to consider alternatives that may include negotiating further amendments to the senior credit agreement and the indenture governing the Notes, attempting to obtain commitments for additional debt or equity capital, asset sales, or other alternatives appropriate for the circumstances.

NOTE 3—INVENTORY

Inventory consists of the following components:

	June 30, 2003	December 31, 2002
Raw materials	$8,271	$7,047
Work in progress	133	89
Finished goods	19,266	19,848

	$27,670	$26,984

NOTE 4—LITIGATION

On January 29th, 2003, Citibank N.A. purported to terminate two interest rate swap contracts to which GEO was a party, and claimed GEO owed it $615,000 upon termination. Citibank’s action took place days before it was due to pay GEO $739,181.25 pursuant to the contracts. At the time, GEO disputed Citibank’s purported termination of the contracts and any amount Citibank claimed it was owed. On June 16, 2003, Citibank filed suit in the Southern District of New York against GEO seeking the $615,000 it claimed it is owed, as well as attorneys’ fees and costs. GEO is vigorously defending the suit and has counterclaimed for Citibank’s breach of the contracts. GEO is seeking damages based on the amount GEO expected to be paid over the full term of the contracts, which is in excess of  $2 million.

NOTE 5—MANAGEMENT’S PLAN REGARDING CONTINUING OPERATIONS

As of June 30, 2003 due to various unfavorable factors, the Company’s financial performance was below prior period levels. Management is responding proactively to these factors and is confident that operations will continue. Foremost in this regard are the Company’s efforts to negotiate an amendment to its Senior Credit Agreement to improve the Company’s liquidity and reduce financial covenant constraints. As part of this process, the Company has engaged an investment banker for strategic advice and is negotiating the terms of a new debt investment by its majority shareholders.

Operationally, during the last twelve months, the Company has undertaken initiatives to reduce operating and logistical expenses, increase the prices of its products to offset higher raw material costs and to introduce new products to improve the Company’s market position and increase revenue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

The following table sets forth certain operations data of GEO for the second quarter of 2002 and 2003 and the first six months of 2002 and 2003 expressed in millions of dollars and as a percentage of net sales for the respective periods.

	Three Months Ended June 30,				Six Months Ended June 30,
	2002		2003		2002		2003
	$	%	$	%	$	%	$	%
Net Sales	$43.5	100.0%	$39.6	100.0%	$83.9	100.0%	$78.9	100.0%
Gross Profit	8.5	19.5	4.3	10.9	15.4	18.4	8.6	10.9
Income Before Interest and Taxes	3.2	7.4	0.3	0.8	5.4	6.4	0.3	0.4
Net Interest Expense and Taxes	4.4	10.1	3.4	8.6	8.1	9.7	6.4	8.1
Net Loss	(1.2)	(2.8)	(3.1)	(7.8)	(2.7)	(3.2)	(6.1)	(7.7)
Capital expenditures	1.3	3.0	0.5	1.3	2.1	2.5	1.0	1.2

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

Net Sales. Net sales for the three months ended June 30, 2003 were $39.6 million, representing a $3.9 million or 8.9% decrease compared to $43.5 million of net sales during the same period in 2002. Reduced sales of organic peroxide products to the wire and cable market accounted for $3.3 million of the revenue decline. This decrease was due to lower volumes, down by 47%, and lower prices, down by 26%. Another significant decrease in revenue, $1.7 million, was attributable to the termination of a supply agreement with Cognis. Partially offsetting these reductions was a $1.1 million increase in sales of organic peroxides to the rubber and plastics markets.

Gross Profit. Gross profit for the three months ended June 30, 2003 was $4.3 million, or 10.9% of net sales, representing a $4.2 million or 49.4% decrease compared with gross profit of $8.5 million, or 19.5% of net sales, during the same period in 2002. The decline in sales accounted for approximately $2.2 million of the reduction in gross profit. The remaining difference was primarily due to sales mix and higher raw material costs, reflected by the increase in raw material cost to 48.8% of net sales from 43.1% in the same period in 2002. Compared to the same period in 2002, most of the increase in raw material costs was for methanol, naphthalene and cumene. Plant operating costs were slightly lower, $0.3 million, compared to the same period in 2002.

Income Before Interest and Taxes. Income before interest and taxes for the three months ended June 30, 2003 was $0.3 million, or 0.8% of net sales, representing a $2.9 million decrease compared with income before interest and taxes of $3.2 million, or 7.4% of net sales, during the same period in 2002. The decrease was due to the decline in gross profit. Partially offsetting the impact of lower gross margin were a $0.6 million decrease in direct selling, general and administrative expenses, primarily lower employment costs and savings from consolidating administrative sites, and a $0.1 million reduction in amortization and corporate depreciation.

Net Interest Expenses and Taxes. Net interest expenses for the three months ended June 30, 2003 was $5.3 million, or 13.4% of net sales, similar to the net interest expense of $5.2 million, or 12.0% of net sales, during the same period in 2002. The income tax provision for three months ended June 30, 2003 was a credit of $1.9 million versus a credit of $0.8 million in 2002, reflecting the larger pre-tax loss in 2003.

Net Loss. Net loss for the three months ended June 30, 2003 was ($3.1) million, or (7.8%) of net sales, representing a $1.9 million decrease compared with net loss of ($1.2) million, or (2.8%) of net sales, during the same period in 2002. The increase in net loss was primarily attributable to the decline in income before interest and taxes of $2.9 million offset by a more favorable provision for income taxes or tax benefit of $1.1 million.

Capital Expenditures. Capital expenditures for the three months ended June 30, 2002 were $0.5 million or a $0.8 million decrease compared to $1.3 million of capital expenditures during the same period in 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

Net Sales. Net sales for the six months ended June 30, 2003 were $78.9 million, representing a $5.0 million or 6.0% decrease compared with net sales of $83.9 million during the same period in 2002. The decrease in net sales was primarily attributable to the reduction in organic peroxide sales to the wire and coatings market of 57% or $5.9 million and to Cognis of $2.5 million. Volumes sold to the wire and cable industry were 41% lower than the same period in 2002. These decreases were partially offset primarily by additional organic peroxide sales to the plastics market of $3.0 million and higher merchant clay sales, especially in the first quarter of 2003.

Gross Profit. Gross profit for the six months ended June 30, 2003 was $8.6 million, or 10.9% of net sales, representing a $6.8 million or 44.2% decrease compared to gross profit of $15.4 million, or 18.4% of net sales, during the same period in 2002. Lower sales accounted for approximately $2.6 million of the decrease in gross profit. Lower net sales due to lower sales prices, higher raw material costs and product mix resulted in an unfavorable gross profit variance of $3.8 million. The remaining difference in gross profit of $0.4 million was due to freight costs relative to sales, especially in the first quarter. Plant operating costs were essentially flat compared to the first six months of 2002.

Income Before Interest and Taxes. Income before interest and taxes for the six months ended June 30, 2003 was $0.3 million, or 0.4% of net sales, representing a $5.1 million decrease compared with income before interest and taxes of $5.4 million, or 6.4% of net sales, during the same period in 2002. The decrease in income before interest and taxes was attributable to the $6.8 million decline in gross profit, partially offset by lower selling, general and administrative costs of $1.3 million, which includes $0.8 million in lower direct costs and $0.4 million less amortization and corporate depreciation.

Net Interest Expenses and Taxes. Net interest expenses for the six months ended June 30, 2003 was $10.5 million, or 13.4% of net sales, representing a $1.0 million increase compared to the net interest expense of $9.5 million, or 11.3% of net sales, during the same period in 2002. As noted previously, actual interest charges increased by $0.7 million and amortization related to deferred financing costs increased by $0.3 million. The increase was related primarily to the termination of interest rate swap contracts in the first quarter of 2003 by Citibank that generated net interest savings of approximately $0.7 million semi-annually. The income tax provision for the six months ended June 30, 2003 was a credit of $4.1 million versus a credit of $1.4 million in 2002, reflecting the larger pre-tax loss in 2003.

Net Loss. Net loss for the six months ended June 30, 2003 was ($6.1) million, or (7.7%) of net sales, representing a $3.4 million decrease compared with net loss of ($2.7) million, or (3.2)% of net sales, during the same period in 2002. The increase in net loss was due primarily to the decline in income before interest and taxes of $5.6 million. Actual net interest expense increased by $0.7 million and amortization of deferred financing costs increased by $0.3 million. These increases were attributable to the additional deferred financing costs incurred in amending the senior credit agreement, the expensing of remaining deferred financing costs from the prior amendment and the unfavorable impact of the termination of interest rate swap contracts. A more favorable income tax provision contributed $2.6 million to net income compared to 2002.

Capital Expenditures. Capital expenditures for the six months ended June 30, 2003 were $1.0 million or a $1.1 million decrease compared to $2.1 million of capital expenditures during the same period in 2002. The decrease in capital expenditures reflects the controls placed on capital projects in light of market conditions, financial performance during the first six months of 2003 and restrictions under the amended credit facility.

Liquidity and Capital Resources

GEO’s primary cash needs are for working capital, capital expenditures and debt service. In the past, GEO has financed these needs from internally generated cash flow, in addition to periodic draws on GEO’s credit facility. At the present time GEO is experiencing what it believes is a temporary lack of liquidity. This situation is forcing GEO to seek additional debt finance and implement a number of cash saving and other strategic measures.

As of June 30, 2003, GEO was not in compliance with the leverage and interest coverage ratios contained in its senior credit agreement, as amended on April 14, 2003. On July 30, 2003, GEO obtained a retrospective waiver of this noncompliance from its senior lenders from June 30, 2003 through August 22, 2003. On August 1, 2003, GEO failed to make the interest payment on its 10 1/8% Senior Subordinated Notes due 2008. As a result, GEO is in default under the indenture governing these Notes. At this time, GEO is engaged in on-going negotiations with its senior lenders and shareholders in an effort to consummate the sale and purchase of a senior promissory note of GEO in the amount of $6,100,000. If the sale of this senior promissory note is consummated during August, it will permit GEO to make the interest payment and default interest due on its Notes within the applicable 30-day grace period. GEO has engaged CIBC World Markets to assist it in negotiating new terms for GEO’s senior debt. However, as with any negotiation, there can be no assurance as to when and if an agreement among the parties will be finalized. If an agreement is not reached, GEO will be in default under its senior credit agreement and the indenture governing its Notes. This will adversely affect GEO’s principal resources of liquidity and its ability to meet future cash requirements. Such limitations could force GEO to consider alternatives that may include negotiating further amendments to the senior credit agreement and the indenture governing the Notes, attempting to obtain commitments for additional debt or equity capital, asset sales, or other alternatives appropriate for the circumstances.

As of June 30, 2003, GEO’s cash balance was $8.6 million versus a balance of $6.3 million as of June 30, 2002. As of June 30, 2003, the debt repayments due within the next 12 months were $100.5 million compared to $1.0 million as of June 30, 2002. As of June 30, 2003, GEO’s revolving loan balance was $5.0 million compared to no revolving loan balance as June 30, 2002.

Net cash provided from operations for the six months ended June 30, 2002 and 2003 was ($3.7) million and ($5.4) million, respectively. The $1.7 million change was due primarily to the decrease in net income of $3.4 million, lower non-cash charges of $0.5 million and net change in deferred income tax benefits and other gains of $2.2 million, offset partially by a more favorable use of working capital of $4.3 million.

As of June 30, 2003, GEO had no material commitments for capital expenditures except for a $0.8 million boiler replacement project at the Allentown, PA. plant. Of the $0.8, GEO had spent $0.2 million and had commitments for $0.5 million of additional expenditures as of June 30, 2003. Overall, total capital expenditures for the six month period ending June 30, 2003 were $1.0 million compared to $2.1 million during the same period in 2002.

On April 14, 2003, GEO’s senior credit agreement was amended effective March 31, 2003. As part of the amendment, use of the revolving credit facility was modified to require letters of credit from GEO’s major shareholder to support borrowing in excess of $5.0 million. Additionally, the interest margins paid under the term debt facility were increased. As of March 31, 2003, GEO had $5.0 million of borrowings outstanding on its

$20.0 million revolving credit facility. Borrowings under the revolving credit facility bear interest, at GEO’s option, at:

•	3.75% above the higher of the Federal Funds Effective rate plus 0.5% or the prime lending rate of Bankers Trust Company; or

•	an adjusted Eurodollar rate plus 4.50%.

The term loan under the senior credit agreement bears interest, at GEO’s option, at:

•	4.75% above the higher of the Federal Funds Effective rate plus 0.5% or the prime lending rate of the Bankers Trust Company: or

•	an adjusted Eurodollar rate plus 6.00%.

The base rate and the Eurodollar rate margin for both the revolving credit facility and the term loan can vary from fiscal quarter to fiscal quarter depending on GEO’s net leverage ratio (i.e. net indebtedness divided by EBITDA for the four previous quarters).

As of June 30, 2003, based on the amendment to the senior credit agreement, GEO’s interest rates under the term debt and the revolving credit facility were approximately 7.375% and 5.6875%, respectively. The senior revolving credit facility contains customary covenants including the maintenance of certain financial ratios, which were also amended effective March 31, 2003.

Cash paid for interest during the six month period ending June 30, 2003 was $9.5 million, versus $9.0 million during the same period in 2002. Net financing charges, excluding amortization of financing fees, were $9.5 million during the six month period ending June 30, 2003, versus $8.8 million during the same period in 2002.

Cash paid for taxes during the six month period ended June 30, 2003 was zero compared to $3.5 million during the same period in 2002.

GEO has the following contractual and commercial commitment obligations as of June 30, 2003 that can impact its liquidity:

Contractual Obligations (in thousands)	Principal Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$215,550	95,550	—	—	120,000
Line of Credit	5,000	5,000	—	—	—
Operating Leases	2,328	989	996	301	42

Total Contractual Cash Obligations	$222,878	101,539	996	301	120,042

Other Commercial Commitments (in thousands)	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit	$20,000	20,000	—	—	—
Standby Letters of Credit	—	—	—	—	—
Total Commercial Commitments	$20,000	20,000	—	—	—

GEO’s management has taken steps to improve cash flow from operations, including selected price increases, reducing overhead through consolidation of functions and personnel reductions across GEO’s businesses. GEO believes that its underlying businesses are likely to see improvements in the coming quarters and it has adequate liquidity to meet all operating and trade obligations in the ordinary course. However, there can be no assurance that its efforts will be successful in improving cash flow from operations or that future performance of GEO’s businesses will improve sufficiently to enable GEO to continue to meet its obligations for the payment principal or interest under its debt agreements and capital expenditures necessary to maintain its existing businesses. There can be no assurance GEO will be able to comply with the financial covenants of its debt agreements, particularly if the existing negotiations with its senior lenders and shareholders prove to be unsuccessful.

The overall effects of inflation on GEO’s business during the periods discussed have not been significant. GEO monitors the prices it charges for its products on an ongoing basis and believes that it will be able to adjust those prices to take into account any future changes in the rate of inflation.

Disclosure Regarding Forward-Looking Statements Contained in this Report

Some of the statements made in this report, including statements containing the words “believes,” “anticipates,” “intends,” “expects,” “should,” “may,” “will,” “continue” and “estimate,” and similar words, constitute forward-looking statements under the federal securities laws. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of GEO or its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially from GEO’s expectations include the following: (1) GEO’s inability to make required interest or principal payments under its existing long-term debt due to decreased sales and financial performance; (2) GEO’s loss of access to its revolving credit facility due to a covenant violation, which could hinder its ability to obtain working capital or make required interest or principal payments under its existing long-term debt; (3) GEO’s inability to repay or refinance its existing long-term debt at such time as the principal amounts thereof become payable or are accelerated; (4) the refusal of GEO’s lenders to make accommodations or extend additional credit in the event of a covenant violation by GEO or GEO’s failure to make required interest or principal payments; (5) GEO’s inability to generate sufficient cash flow, or to cut operating costs, to allow it to meet its working capital and other payment obligations; (6) the acceleration of GEO’s obligations under its existing long-term debt due to its failure to timely make scheduled interest or principal payments or to comply with its covenants or other obligations under the applicable debt agreements; (7) the further worsening of general economic or specific market conditions that cause further declines in the demand for GEO’s products; (8) the increased risk during economic downturns that GEO’s customers may declare bankruptcy or experience payment difficulties; (9) GEO’s inability to effect additional acquisitions or dispositions; and (10) GEO’s failure to effectively integrate, or maintain or grow the sales of, acquired businesses, or its incurrence of greater than expected expenses in connection with operating acquired businesses. Given these uncertainties, you should not place undue reliance upon such forward-looking statements.

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

The fair value of GEO’s fixed rate long-term notes is sensitive to changes in interest rates. Interest rate changes would result in gains/losses in the fair value of the notes due to differences between the market interest rates and rates at the date of the issuance of the notes. Based on a hypothetical immediate 100 basis point increase in interest rates at June 30, 2003, the fair value of GEO’s fixed rate long-term notes would be impacted by a net decrease of $3.3 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of GEO’s fixed rate long-term notes at June 30, 2003 of $3.5 million.

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2003, an evaluation of the effectiveness of the design and operation of GEO’s disclosure controls and procedures was performed under the supervision and with the participation of GEO’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, GEO’s CEO and CFO concluded that GEO’s disclosure controls and procedures were effective as of June 30, 2003.

There was no change in GEO’s internal control over financial reporting during the three months ended June 30, 2003 that has materially affected or is reasonably likely to materially affect, GEO’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

Exhibit 10.1	Waiver and Third Amendment to Amended and Restated Credit Agreement dated July 30, 2003

Exhibit 10.2	First Amended and Restated Employment and Noncompetition Agreement with George P. Ahearn

Exhibit 10.3	First Amended and Restated Employment and Noncompetition Agreement with William P. Eckman

Exhibit 31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Offiicer

Exhibit 32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(b)	Reports on Form 8-K.

                   None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEO SPECIALTY CHEMICALS, INC.

August 14, 2003	By:	/s/ WILLIAM P. ECKMAN
William P. Eckman Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)