Form 10-Q
period 2003-09-30
GEO SPECIALTY CHEMICALS INC
filed 2003-11-14
CIK 1072548

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2003

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

Shares of Class A Voting Common Stock, $1.00 par value, as of November 14, 2003: 135.835.

Shares of Class B Nonvoting Common Stock, $1.00 par value, as of November 14, 2003: none.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

GEO SPECIALTY CHEMICALS, INC.

	(IN THOUSANDS EXCEPT SHARE DATA)
	SEPTEMBER 30, 2003	DECEMBER 31, 2002
ASSETS
Current assets
Cash	$5,893	$11,420
Trade accounts receivable, net of allowance of $241 and $242 at September 30, 2003 and December 31, 2002, respectively	21,557	22,136
Other receivables	560	608
Inventory	27,118	26,984
Prepaid expenses and other current assets	2,341	1,794
Deferred taxes	1,017	400

Total current assets	58,486	63,342

Property and equipment, net	92,040	98,796

Other assets
Intangible assets, net	10,308	11,169
Goodwill, net	85,821	85,821
Other accounts receivable	1,164	1,527
Deferred taxes	11,163	5,163
Other	5,160	5,093

Total other assets	113,616	108,773

Total assets	$264,142	$270,911

	(IN THOUSANDS EXCEPT SHARE DATA)
	SEPTEMBER 30, 2003	DECEMBER 31, 2002
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities
Current portion of long-term debt	$20,000	$975
Accounts payable	8,995	13,380
Other accounts payable	79	106
Accrued expenses and other current liabilities	7,262	9,404

Total current liabilities	36,336	23,865

Long-term liabilities
Other accrued liabilities	621	—
Revolving line of credit	5,000	—

Senior subordinated notes	120,000	120,000
Fair value adjustment	2,580	2,930

Fair value of senior subordinated notes	122,580	122,930

Term B facility	75,550	95,550

Senior promissory notes	6,100	—
Less amount allocated for stock purchase warrants	(589)	—

Net	5,511	—

Other long-term liabilities	6,185	6,148
Deferred taxes	—	349

Total long-term liabilities	215,447	224,977

Shareholders’ Equity
Class A Voting Common Stock, $1.00 par value, 1,035 shares authorized, 136 shares issued and outstanding at September 30, 2003 and December 31, 2002

Class B Nonvoting Common Stock, $1 par value, 215 shares authorized, 0 shares outstanding at September 30, 2003 and December 31, 2002

Additional paid-in capital	21,490	20,901
Retained earnings (deficit)	(6,103)	4,892

Accumulated other comprehensive loss	(3,028)	(3,724)

Total shareholders’ equity	$12,359	$22,069

Total liabilities and shareholders’ equity	$264,142	$270,911

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

GEO SPECIALTY CHEMICALS, INC.

	(IN THOUSANDS)
	JULY 1 THROUGH SEPT. 30, 2003	JULY 1 THROUGH SEPT. 30, 2002	JAN. 1 THROUGH SEPT. 30, 2003	JAN. 1 THROUGH SEPT. 30, 2002
Net sales	$37,182	$42,155	$116,057	$126,092
Costs of sales	34,433	35,288	104,709	103,871

Gross profit	2,749	6,867	11,348	22,221

Selling, general and administrative expenses	4,428	3,765	12,694	13,744
Other (income) expense	—	—	—	(33)

Income before interest and taxes	(1,679)	3,102	(1,346)	8,510
Net interest expense	6,331	5,027	16,799	14,517

Loss before taxes	(8,010)	(1,925)	(18,145)	(6,007)

Benefit from income taxes	(3,092)	(648)	(7,150)	(2,038)

Net loss	$(4,918)	$(1,277)	$(10,995)	$(3,969)

Total comprehensive income (loss)	$(4,711)	$321	$(10,298)	$(6,322)

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

GEO SPECIALTY CHEMICALS, INC.

	(IN THOUSANDS)
	JAN. 1 THROUGH SEPT. 30, 2003	JAN. 1 THROUGH SEPT. 30, 2002
Cash flows from operating activities
Net loss	$(10,995)	$(3,969)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation, depletion and amortization	11,740	11,632
Deferred income tax (benefit)	(6,965)	(2,579)
Gain on derivative instruments	—	1,159
Change in assets and liabilities
Trade accounts receivable	580	(2,590)
Other accounts receivable	410	(549)
Inventories	(134)	184
Prepaid expense and other assets	(725)	(329)
Accounts payable	(5,933)	(3,365)
Other liabilities	36	(79)

Net cash from operating activities	(11,986)	(485)

Cash flows from investing activities
Purchase of GEO Pinjarra from Rhodia Chimie	—	(497)
Purchases of property, plant and equipment	(2,124)	(3,743)

Net cash flows from investing activities	(2,124)	(4,240)

Cash flows from financing activities
Borrowings under the revolving line of credit	5,000	—
Payments on Term B notes	(975)	(8,475)
Borrowings under senior credit agreement	6,100	—
Payments on deferred financing costs	(1,542)	(328)

Net cash from financing activities	8,583	(8,803)
Net change in cash	(5,527)	(13,528)
Cash at beginning of period	11,420	19,782

Cash at end of period	5,893	6,254

Supplemental disclosure of cash flow Information
Cash paid for
Interest	$17,449	$15,005
Taxes	—	3,485

In conjunction with the acquisition of the stock of Rhodia Pinjarra Pty Ltd. from Rhodia Chimie, Liabilities were assumed as follows:

Fair value of assets acquired		$1,376
Cash paid		(497)
Release of certain receivables due to purchaser from seller, net of certain liabilities released
Due to seller from purchaser		(897)

Liabilities assumed		—

See accompanying notes to consolidated financial statements.

GEO SPECIALTY CHEMICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(IN THOUSANDS)

NOTE 1 — NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

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

INTERIM RESULTS (UNAUDITED): The accompanying consolidated balance sheet at September 30, 2003 and the consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2003 and 2002 are unaudited. In the opinion of management, these statements have been prepared on the same basis as the audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary for the fair presentation of the results of the interim periods. The data disclosed in these notes to the consolidated financial statements for those interim periods are also unaudited. The consolidated results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results expected for the full calendar year. Because all of the disclosures required by accounting principles generally accepted in the United States of America are not included, these interim statements should be read in conjunction with GEO’s consolidated financial statements for the year ended December 31, 2002, and the notes thereto, which are included in GEO’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2003.

INCOME TAXES: The Company periodically evaluates the realization of deferred tax assets. This evaluation includes consideration of future profitable operations, the ability to offset deferred tax liabilities against tax assets and the consideration of strategic alternatives to realize deferred tax assets (See Note 5).

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

RECLASSIFICATIONS: Certain prior year amounts have been reclassified to conform to the current year presentation. There is no effect on net income (loss) as a result of the reclassification.

NOTE 2 — CREDIT FACILITY AND LONG-TERM BORROWINGS

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

As part of the amendment, certain covenants of the senior credit facility were changed for the period January 1, 2003 until December 31, 2003. During this twelve month period less rigorous leverage and interest coverage ratios are effective. Also, the limit on annual capital expenditures was reduced from $10.0 million to $7.0 million. Restrictions remain on any capital expenditures pertaining to GEO’s Pinjarra Project during the twelve-month period.

Several other sections of the senior credit agreement were amended. These amendments were made primarily to limit GEO’s ability to make acquisitions, provide for the use of additional shareholder or other subordinated funding for certain major projects, limit the amount of cash GEO can hold, reduce the amount of cash GEO can retain from divestments and to clarify certain definitions and reporting requirements.

As of June 30, 2003, GEO was not in compliance with the leverage and interest coverage ratios contained in its senior credit agreement. On July 30, 2003, GEO obtained a retrospective waiver of this noncompliance from its senior lenders from June 30, 2003 through August 22, 2003. On August 1, 2003, GEO failed to make the interest payment on its 10 1/8% Senior Subordinated Notes due 2008. As a result, GEO was in default under the indenture governing these Notes. At that time, GEO was engaged in on-going negotiations with its senior lenders and shareholders in an effort to consummate the sale and purchase of senior promissory notes in the amount of $6,100,000. The sale of these senior promissory notes was consummated during August, and it permitted GEO to make the interest payment and default interest due on its Notes within the applicable 30-day grace period. GEO engaged CIBC World Markets to assist it in negotiating new terms of GEO’s senior debt. An amendment to GEO’s credit facility was executed on August 27, 2003, effective as of June 30, 2003. As of September 30, 2003, GEO was in compliance with the leverage and interest coverage ratios and the other financial covenants contained in the amended credit facility. GEO is required under the amendment to make a $20 million principal payment on its Term B facility by March 31, 2004.

In connection with the sale of the senior promissory notes, GEO issued warrants to Charter Oak to purchase 5% of the fully diluted shares of GEO. The value of these warrants has been shown in the financial statements as additional paid-in capital.

NOTE 3 — INVENTORY

Inventory consists of the following components:

	September 30, 2003	December 31, 2002
Raw materials	$7,979	$7,047
Work in progress	193	89
Finished goods	18,946	19,848

	$27,118	$26,984

NOTE 4 — LITIGATION

On January 29, 2003, Citibank N.A. purported to terminate two interest rate swap contracts to which GEO was a party, and claimed GEO owed it $615,000 upon termination. Citibank’s action took place days before it was due to pay GEO $739,181.25 pursuant to the contracts. At the time, GEO disputed Citibank’s purported termination of the contracts and any amount Citibank claimed it was owed. On June 16, 2003, Citibank filed suit in the Southern District of New York against GEO seeking the $615,000 it claimed it is owed, as well as attorneys’ fees and costs. GEO is vigorously defending the suit and has counterclaimed for Citibank’s breach of the contracts. GEO is seeking damages based on the amount GEO expected to be paid over the full term of the contracts, which is in excess of $2 million.

NOTE 5 — MANAGEMENT’S PLAN REGARDING CONTINUING OPERATIONS

As of September 30, 2003 due to unfavorable factors, GEO’s performance was below prior period levels. Management is responding proactively to those factors and is confident that operations will continue. Foremost in this regard was GEO’s successful negotiation of an amendment to its Senior Credit Agreement which resulted in reduced financial covenant restraints. As part of the amendment, GEO’s majority shareholder injected $6.1 million via a new debt instrument. As part of this process to enhance the value of the Company, GEO has engaged an investment banker to provide strategic advice and alternatives, including restructuring, recapitalization, sale of assets and other significant corporate actions to maximize the value of the Company’s assets.

Operationally, during the last fifteen months, the Company has undertaken initiatives to reduce operating and logistical expenses, increase the prices of its products to offset higher raw material costs and to introduce new products to improve the Company’s market position and increase revenue. In this regard, the Company is currently implementing a program to optimize plant operating expenses and inventory levels in order to improve profitability and cash flow until the economic cycle improves.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth certain operations data of GEO for the third quarter of 2002 and 2003 and the first nine months of 2002 and 2003 expressed in millions of dollars and as a percentage of net sales for the respective periods.

	Three Months Ended Sept 30,				Nine Months Ended Sept 30,
	2002		2003		2002		2003
	$	%	$	%	$	%	$	%
Net Sales	$42.2	100.0%	$37.2	100.0%	$126.1	100.0%	$116.1	100.0%
Gross Profit	6.9	16.4	2.7	7.3	22.2	17.6	11.3	9.7
Income (Loss) Before Interest and Taxes	3.1	7.3	(1.7)	(4.6)	8.5	6.7	(1.3)	(1.1)
Net Interest Expense	5.0	11.8	6.3	16.9	14.5	11.5	16.8	14.5
Net Loss	(1.3)	(3.1)	(4.9)	(13.2)	(4.0)	(3.2)	(11.0)	(9.5)
Capital expenditures	1.7	4.0	1.1	3.0	3.7	2.9	2.1	1.8

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Net Sales. Net sales for the three months ended September 30, 2003 were $37.2 million, representing a $5.0 million or 11.8% decrease compared to $42.2 million of net sales during the same period in 2002. The most significant decline was a $2.4 million decrease in net sales to Cognis resulting from the termination of a supply agreement at the end of 2002. Reduced selling prices and slightly weaker demand for organic peroxide products sold to the wire and cable market accounted for $1.1 million of the decline in net sales. The remaining decline in net sales was due to weaker demand for additives for the admixture segment of the construction market and the polyurethane dispersions segment of the coatings market, which resulted in net sales declines of $0.8 and $0.6 million, respectively.

Gross Profit. Gross profit for the three months ended September 30, 2003 was $2.7 million, or 7.3% of net sales, representing a $4.2 million or 60.9% decrease compared with gross profit of $6.9 million, or 16.4% of net sales, during the same period in 2002. The decline in sales accounted for approximately $2.8 million of the reduction in gross profit. The remaining difference was primarily due to sales mix and higher raw material costs, reflected by the increase in raw material costs to 49.1% of net sales from 45.2% in the same period in 2002. Most of the increase in raw material costs was for sulfuric acid, methanol, naphthalene and cumene. Plant operating costs were comparable to the same period in 2002.

Income (Loss) Before Interest and Taxes. Income (loss) before interest and taxes for the three months ended September 30, 2003 was ($1.7) million, or (4.6)% of net sales, representing a $4.8 million decrease compared with income before interest and taxes of $3.1 million, or 7.3% of net sales, during the same period in 2002. Most of the decrease was due to the decline in gross profit. Partially offsetting the impact of lower gross margin was a $0.3 million decrease in selling, general and administrative expenses, primarily lower employment costs and savings from consolidating administrative sites, and a $0.1 million reduction in amortization and corporate depreciation. During the same period in 2002, a $1.0 million gain was realized from the sale of the Paper Chemical business to Nalco.

Net Interest Expense and Taxes. Net interest expense for the three months ended September 30, 2003 was $6.3 million, or 16.9% of net sales, compared to net interest expense of $5.0 million, or 11.8% of net sales, during the same period in 2002. The increase in net interest expense reflects primarily the loss of benefits, approximately $0.4 million, from interest rate hedge contracts due to the purported termination of the contracts by Citibank in January 2003. The remaining difference was mostly attributable to additional interest rate margin and deferred financing costs related to the credit agreement amendments obtained in 2003. The income tax provision for three months ended September 30, 2003 was a credit of $3.1 million versus a credit of $0.6 million in 2002, reflecting the larger pre-tax loss in 2003.

Net Loss. Net loss for the three months ended September 30, 2003 was ($4.9) million, or (13.2%) of net sales, representing a $3.6 million increase in net loss compared with net loss of ($1.3) million, or (3.1%) of net sales, during the same period in 2002. The increase in net loss was primarily attributable to the decline in income before interest and taxes of $4.8 million and higher net interest expense of $1.3 million, partially offset by a more favorable provision for income taxes or tax benefit of $2.5 million.

Capital Expenditures. Capital expenditures for the three months ended September 30, 2003 were $1.1 million or a $0.6 million decrease compared to $1.7 million of capital expenditures during the same period in 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Net Sales. Net sales for the nine months ended September 30, 2003 were $116.1 million, representing a $10.0 million or 7.9% decrease compared with net sales of $126.1 million during the same period in 2002. The decrease in net sales was primarily attributable to the reduction in organic peroxide sales to the wire and cable market of 54% or $6.0 million. Volumes sold to the wire and cable industry were 20% lower than the same period in 2002. These decreases were partially offset primarily by additional organic peroxide sales to the plastics market of $1.3 million. Net sales to Cognis were $5.2 million lower compared to 2002 due to the termination of a supply agreement. The net sales to the admixture segment of the construction market were $1.2 million or 20% lower compared to 2002 due to a volume shortfall. Partially offsetting these declines was an increase of $1.4 million in sales of various products by the Aluminum Products unit, especially to the paper and oil & gas industries.

Gross Profit. Gross profit for the nine months ended September 30, 2003 was $11.3 million, or 9.7% of net sales, representing a $10.9 million or 49.1% decrease compared to gross profit of $22.2 million, or 17.6% of net sales, during the same period in 2002. Lower sales volume to Cognis, due to the termination of a supply agreement at the end of 2002, and to the admixture market accounted for approximately $2.5 million of the decrease in gross profit. Lower net sales due to lower sales prices, higher raw material costs and product mix resulted in an unfavorable gross profit variance of $7.8 million. Approximately $5.0 million of this shortfall was due to lower prices to the wire and cable market, $1.8 million of the shortfall was due to higher raw material costs and a less favorable product mix related to the coating additives ($1.3 million), and aluminum chemicals businesses ($0.5 million). The remaining $1.0 million difference was due to higher raw material costs of $0.5 million for products sold to the gypsum and other industrial markets and $0.5 million less gross profit generated by the gallium business due primarily to weak prices. Freight costs relative to net sales, 6.5% versus 5.9%, caused a $0.7 million decline in gross profit. Plant operating costs were essentially flat compared to the first nine months of 2002.

Income (Loss) Before Interest and Taxes. Income (loss) before interest and taxes for the nine months ended September 30, 2003 was ($1.3) million, or (1.1%) of net sales, representing a $9.8 million decrease compared with income before interest and taxes of $8.5 million, or 6.7% of net sales, during the same period in 2002. The decrease in income before interest and taxes was attributable to the $10.9 million decline in gross profit, partially offset by lower selling, general and administrative costs of $1.2 million, which includes $0.6 million in lower direct costs and $0.6 less amortization and corporate depreciation.

Net Interest Expenses and Taxes. Net interest expense for the nine months ended September 30, 2003 was $16.8 million, or 14.5% of net sales, representing a $2.3 million increase compared to the net interest expense of $14.5 million, or 11.5% of net sales, during the same period in 2002. Actual interest charges increased by $1.7 million and amortization related to deferred financing costs increased by $0.6 million. The actual interest increase was related primarily to the purported termination in the first quarter of 2003 by Citibank of interest rate swap contracts, which generated net interest savings of approximately $0.9 million during the same period in 2002, and the additional interest costs that resulted from obtaining bank amendments in 2003. Included in the $1.7 million increase in actual interest expense, as a result of the amendment obtained during August 2003, was approximately $0.6 million of interest accrued under accrued but not currently payable interest expense arrangements. The income tax provision for the nine months ended September 30, 2003 was a credit of $7.2 million versus a credit of $2.0 million in 2002, reflecting the larger pre-tax loss in 2003.

Net Loss. Net loss for the nine months ended September 30, 2003 was ($11.0) million, or (9.5)% of net sales, representing a $7.0 million decrease compared with net loss of ($4.0) million, or (3.2)% of net sales, during the same period in 2002. The increase in net loss was due primarily to the decline in income before interest and taxes of $9.8 million. Actual net interest expense increased by $1.7 million and amortization of deferred financing costs increased by $0.6 million. The increase in tax credits, the result of the larger pre-tax loss, contributed $5.2 million to net income compared to 2002.

Capital Expenditures. Capital expenditures for the nine months ended September 30, 2003 were $2.1 million or a $1.6 million decrease compared to $3.7 million of capital expenditures during the same period in 2002. The decrease in capital expenditures reflects the controls placed on capital projects in light of market conditions, financial performance during the first nine months of 2003 and restrictions under the amended credit facility.

Liquidity and Capital Resources

GEO’s primary cash needs are for working capital, capital expenditures and debt service. GEO has financed these needs from internally generated cash flow, in addition to periodic draws on GEO’s credit facility. In August, 2003, GEO issued two senior promissory notes to its major shareholder instrument. The proceeds generated from the issuance of these notes were $6.1 million.

As of June 30, 2003, GEO was not in compliance with the leverage and interest coverage ratios contained in its amended senior credit agreement. On July 30, 2003, GEO obtained a retrospective waiver of noncompliance from its senior lenders from June 30, 2003 through August 22, 2003. On August 1, 2003, GEO failed to make the interest payment on its 10 1/8% Senior Subordinated Notes due 2008. As a result, GEO was in default under the indenture governing these Notes. At that time, GEO was engaged in on-going negotiations with its senior lenders and shareholders in an effort to consummate the sale and purchase of senior promissory notes in the amount of $6,100,000. The sale of these senior promissory notes was consummated during August, and it permitted GEO to make the interest payment and default interest due on its Notes within the applicable 30-day grace period. GEO engaged CIBC World Markets to assist it in negotiating new terms of GEO’s senior debt. An amendment to GEO’s credit facility was executed on August 27, 2003, effective as of June 30, 2003. As of September 30, 2003, GEO was in compliance with the leverage and interest coverage ratios and the other financial covenants contained in the amended credit facility.

The senior promissory notes were issued by GEO to Charter Oak Partners and Charter Oak Capital Partners on August 27, 2003. The senior promissory notes rank equally with the indebtedness under GEO’s senior credit facility and senior to GEO’s 10 1/8% Senior Subordinated Notes due 2008. The senior promissory notes are unsecured and have an aggregate principal amount of $6.1 million. Interest accrues semi-annually on the senior promissory notes at the rate of 15% and is payable at maturity on February 1, 2008.

As of September 30, 2003, GEO’s cash balance was $5.9 million versus a balance of $6.3 million as of September 30, 2002. As of September 30, 2003, the debt repayments due within the next 12 months were $20.0 million, compared to $1.0 million as of September 30, 2002. As of September 30, 2003, GEO’s revolving loan balance was $5.0 million compared to no revolving loan balance as of September 30, 2002.

Net cash provided from operations for the nine months ended September 30, 2002 and 2003 was ($0.5) million and ($12.0) million, respectively. The $11.5 million change was due primarily to the increase in net losses of $7.0 million and the net change in deferred income tax benefits of $4.4 million and other gains of $1.2 million related to the interest rate derivatives in 2002, offset partially by a more favorable use of working capital of $1.0 million and slightly higher non-cash charges of $0.1 million.

As of September 30, 2003, GEO had no material commitments for capital expenditures except for a $0.8 million boiler replacement project at the Allentown, PA plant. Of the $0.8, GEO had spent $0.5 million and had commitments for $0.1 million of additional expenditures as of September 30, 2003. Overall, total capital expenditures for the nine month period ending September 30, 2003 were $2.1 million compared to $3.7 million during the same period in 2002.

On August 27, 2003, GEO’s senior credit agreement was amended effective June 30, 2003. Use of the revolving credit facility requires letters of credit from GEO’s major shareholder to support borrowing in excess of $5.0 million. The interest margins paid under the term debt facility were not changed from the prior amendment. As of September 30, 2003, GEO had $5.0 million of borrowings outstanding on its $20.0 million revolving credit facility. Borrowings under the revolving credit facility bear interest, at GEO’s option, at:

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

Additional interest is accruing at the rate of 2.00%, not payable currently.

The base rate and the Eurodollar rate margin for both the revolving credit facility and the term loan can vary from fiscal quarter to fiscal quarter depending on GEO’s net leverage ratio (i.e. net indebtedness divided by EBITDA for the four previous quarters).

As of September 30, 2003, based on the amendment to the senior credit agreement, GEO’s interest rates under the term debt and the revolving credit facility were approximately 7.5% and 6.0%, respectively. Additional payment-in-kind interest is accruing on the term debt at the rate of 2.00%. The senior revolving credit facility contains customary covenants including the maintenance of certain financial ratios, which were also amended effective June 30, 2003.

Cash paid for interest during the nine month period ending September 30, 2003 was $17.4 million, versus $15.0 million during the same period in 2002. Net financing charges, excluding amortization of financing fees, were $15.2 million during the nine month period ending September 30, 2003, versus $13.4 million during the same period in 2002.

Cash paid for taxes during the nine month period ended September 30, 2003 was zero compared to $3.5 million during the same period in 2002.

GEO has the following contractual and commercial commitment obligations as of September 30, 2003 that can impact its liquidity:

Contractual Obligations (in thousands)	Principal Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-Term Debt	$215,550	20,000	18,200	57,350	120,000
Senior promissory notes	6,100	—	—	6,100	—
Line of Credit	5,000	—	—	5,000	—
Operating Leases	2,206	912	1,234	60	—

Total Contractual Cash Obligations	$228,856	20,912	19,434	68,510	120,000

Other Commercial Commitments (in thousands)	Amount of Commitment Expiration per Period
	Total Amounts Committed	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Lines of Credit	$20,000	—	—	20,000	—
Standby Letters of Credit	—	—	—	—	—
Total Commercial Commitments	$20,000	—	—	20,000	—

GEO is required to make an interest payment to the holders of its 10 1/8% Senior Subordinated Notes due 2008 on February 1, 2004. In order for GEO to make this interest payment, either directly or by drawing on its revolving credit facility, it must be in compliance with the terms of the senior credit agreement and satisfy certain minimum liquidity and cash availability requirements both before and after the payment. Based on GEO’s year-to-date performance, it is possible that GEO will not meet some or all of these requirements at the time of the scheduled interest payment. In that event, there is no assurance that GEO’s senior lenders or its major shareholders will provide additional extensions of credit or make any other form of accommodation to permit GEO to obtain the liquidity necessary to satisfy the interest payment obligation. In addition, if any such further accommodations are made, there is no assurance that they will continue to be made in the future or that GEO’s liquidity and financial position will improve without some form of recapitalization, reorganization, sale of assets or other significant corporate action. In this regard, GEO may consider various courses of action to improve its liquidity and financial position, including the potential sale of some of GEO’s assets or lines of business. There can be no assurance that any plan of recapitalization, reorganization, sale of assets or other significant corporate action can be accomplished or, if any such plan is accomplished, that it will provide adequate liquidity for GEO to improve its financial position and meet its ongoing debt service obligations. GEO is required under the amendment to make a $20 million principal payment on the Term B facility by March 31, 2004.

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

The fair value of GEO’s fixed rate long-term notes is sensitive to changes in interest rates. Interest rate changes would result in gains/losses in the fair value of the notes due to differences between the market interest rates and rates at the date of the issuance of the notes. Based on a hypothetical immediate 100 basis point increase in interest rates at September 30, 2003, the fair value of GEO’s fixed rate long-term notes would be impacted by a net decrease of $3.2 million. Conversely, a 100 basis point decrease in interest rates would result in a net increase in the fair value of GEO’s fixed rate long-term notes at September 30, 2003 of $3.3 million.

ITEM 4.	CONTROLS AND PROCEDURES.

As of September 30, 2003, an evaluation of the effectiveness of the design and operation of GEO’s disclosure controls and procedures was performed under the supervision and with the participation of GEO’s Chief

Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, GEO’s CEO and CFO concluded that GEO’s disclosure controls and procedures were effective as of September 30, 2003.

There was no change in GEO’s internal control over financial reporting during the three months ended June 30, 2003 that has materially affected or is reasonably likely to materially affect, GEO’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

Exhibit 10.1	Promissory Note of GEO Specialty Chemicals, Inc. issued to Charter Oak Partners on August 27, 2003

Exhibit 10.2	Promissory Note of GEO Specialty Chemicals, Inc. issued to Charter Oak Capital Partners on August 27, 2003

Exhibit 31.1	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

Exhibit 32.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

Exhibit 32.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GEO SPECIALTY CHEMICALS, INC.

Date: November 14, 2003	By:	/s/ William P. Eckman

William P. Eckman Executive Vice President and Chief Financial Officer (duly authorized officer and principal financial officer)